Form 10-Q
period 1994-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1994-11-15
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, DC  20549

                                          FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                               SECURITIES EXCHANGE ACT OF 1934

                          For the Quarter Ended September 30, 1994

                                           0-17664
Commission File
Number..........................................................................


                   JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
................................................................................
                   (Exact name of registrant as specified in its charter)

                       Massachusetts                       04-2969061
................................................................................
                  (State or other Jurisdiction of             (IRS Employer
                Incorporation or Organization)           Identification No.)

                      200 Berkeley Street, Boston, MA             02117
................................................................................
                  (Address of Principal Executive Office)       (Zip Code)

                                       (800) 722-5457
................................................................................
                    (Registrant's telephone number, including area code)

                                       Not Applicable
................................................................................
                       (Former name, former address and former fiscal
                             year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                       YES X   NO __
                                           -

                                            INDEX


PART I: FINANCIAL INFORMATION                                            PAGE

Item 1 - Financial Statements:

Balance Sheets at September 30, 1994 and December 31, 1993                  3

Statements of Operations for the Three and Nine Months Ended
September 30, 1994 and 1993                                                 4

Statements of Partners' Equity for the Nine Months Ended September
30, 1994 and for the Year Ended December 31, 1993                           5

Statements of Cash Flows for the Nine Months Ended
September 30, 1994 and 1993                                                 6

Notes to Financial Statements                                            7-11

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                               12-15


PART II: OTHER INFORMATION                                                 16

                               PART I:  FINANCIAL INFORMATION

                                Item 1:  Financial Statements

                                       BALANCE SHEETS
                                         (Unaudited)

                                           ASSETS

                                              September 30,   December 31,
                                                  1994            1993
                                                  ----            ----
Current assets:

    Cash and cash equivalents                $2,547,936     $ 3,742,273
    Restricted cash                              23,928          26,099
    Other current assets                        162,502          93,875
                                            -----------     -----------
       Total current assets                   2,734,366       3,862,247

    Real estate loans                         6,912,786       7,200,000

Investment in property:

    Land                                      5,560,000       5,560,000
    Buildings and improvements               18,836,994      18,836,994
                                             ----------     -----------
                                             24,396,994      24,396,994
    Less: accumulated depreciation            3,739,435       3,268,285
                                            -----------    ------------
                                             20,657,559      21,128,709

Investment in joint venture                   7,635,325       6,749,008

Long-term restricted cash                       105,978          45,628

Deferred expenses, net of accumulated
    amortization of $915,305 in 1994
    and $706,622 in 1993                      1,412,539       1,573,982
                                           ------------   -------------

       Total assets                         $39,458,553     $40,559,574
                                            ===========     ===========


                              LIABILITIES AND PARTNERS' EQUITY
Current liabilities:

    Accounts payable and accrued expenses  $    525,715    $     828,655
    Accounts payable to affiliates               31,717           10,539
                                          -------------  ---------------
       Total current liabilities                557,432          839,194

Partners' equity/(deficit):

    General Partner's deficit                  (152,768)        (146,449)
    Limited Partners' equity                 39,053,889       39,866,829
                                           ------------     ------------

       Total partners' equity                38,901,121       39,720,380
                                           ------------     ------------

       Total liabilities and
       partners' equity                     $39,458,553      $40,559,574
                                           ============     ============

                              See Notes to Financial Statements

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)


                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,

                                          1994          1993         1994        1993
                                          ----          ----         ----        ----
Income:

    Rental income                       $573,736     $587,389    $1,588,307  $1,746,051
    Interest income                      208,884      215,924       633,370     655,477
    Income/(loss) from joint venture     139,528      104,669        52,656     319,013
                                       ---------    ---------   ----------- -----------

       Total income                      922,148      907,982     2,274,333   2,720,541

Expenses:

    Depreciation                         157,050      157,050       471,150     471,150
    Property operating expenses          155,068       81,642       364,089     273,326
    General and administrative            50,723       47,227       159,525     159,354
    Amortization of deferred expenses     68,752       74,545       208,683     172,410
                                      ----------   ----------   ----------- -----------

       Total expenses                    431,593      360,464     1,203,447   1,076,240
                                       ---------    ---------    ----------  ----------

       Net income                       $490,555     $547,518   $ 1,070,886  $1,644,301
                                        ========     ========   ===========  ==========


Allocation of net income:

    General Partner                     $  4,906     $  5,475    $   10,709  $   16,443
    John Hancock Limited Partner               -           -              -           -
    Investors                            485,649      542,043     1,060,177   1,627,858
                                       ---------    ---------   -----------  ----------

                                        $490,555     $547,518    $1,070,886  $1,644,301
                                        ========     ========    ==========  ==========

Net income per Unit                     $   0.19     $   0.21    $     0.41  $     0.63
                                      ==========  ===========    ==========  ==========























                              See Notes to Financial Statements

                               STATEMENTS OF PARTNERS' EQUITY
                                         (Unaudited)

                          Nine Months Ended September 30, 1994 and
                                Year Ended December 31, 1993

                                         General        Limited
                                         Partner        Partners      Total
                                         -------        --------      -----
Partners' equity/(deficit) at
    January 1, 1993 (2,601,552
    Units outstanding)                  ($137,690)    $42,307,351   $42,169,661

Less:  Cash distributions                 (28,118)     (4,357,080)   (4,385,198)

Add:   Net income                          19,359       1,916,558     1,935,917
                                      -----------   -------------   -----------

Partners' equity/(deficit) at
    December 31, 1993 (2,601,552
    Units outstanding)                   (146,449)     39,866,829    39,720,380


Less:  Cash distributions                 (17,028)     (1,873,117)   (1,890,145)

Add:   Net income                          10,709       1,060,177     1,070,886
                                        ---------    ------------ -------------

Partners' equity/(deficit) at
    September 30, 1994 (2,601,552
    Units outstanding)                  ($152,768)    $39,053,889   $38,901,121
                                         =========    ===========   ===========



























                              See Notes to Financial Statements

                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                             Nine Months Ended September 30,
                                                    1994          1993
                                                    ----          ----

Operating activities:
    Net income                                 $1,070,886  $  1,644,301

    Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation                               471,150       471,150
       Amortization of deferred expenses          208,683       172,410
       Excess cash distributions over equity
         in net income/(loss) of joint venture    218,585        97,487
                                                ---------     ---------
                                                1,969,304     2,385,348

    Changes in operating assets and liabilities:
       (Increase)/decrease in restricted cash     (58,179)        3,312
       Decrease/(increase) in other current assets(68,627)       31,750
       Increase/(decrease) in accounts payable
         and accrued expenses                    (302,940)      298,799
       Increase in accounts payable to
         affiliates                                21,178         2,459
          Net cash provided by                  ---------     ---------
            operating activities                1,560,736     2,721,668

Investing activities:
       Increase in investment in joint venture (1,104,902)     (143,508)
       Principal payments on real estate loans    287,214             -
       Increase in deferred expenses and
         other assets                             (47,240)      (94,572)
                                                 --------      --------
          Net cash used in investing activities  (864,928)     (238,080)

Financing activities:
       Cash distributed to Partners            (1,890,145)   (3,770,409)
                                               -----------    ---------

          Net cash used in financing activities(1,890,145)   (3,770,409)
                                               ----------    ----------
          Net decrease in cash and cash
           equivalents                         (1,194,337)   (1,286,821)

          Cash and cash equivalents at beginning
            of year                             3,742,273     4,713,396
                                              -----------    ----------

          Cash and cash equivalents at end
           of period                           $2,457,936    $3,426,575
                                               ==========    ==========











                              See Notes to Financial Statements

                                NOTES TO FINANCIAL STATEMENTS
                                         (Unaudited)
1.   Organization of Partnership
     ---------------------------
John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 1994, the partners in the
Partnership consisted of John Hancock Realty Equities, Inc. (the
"General Partner"), a wholly-owned, indirect subsidiary of John
Hancock Mutual Life Insurance Company; John Hancock Realty Funding,
Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,620 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552
Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock
Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners.
The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of
Limited Partnership of the Partnership (the "Amended Agreement of
Limited Partnership") authorized the issuance of up to 5,000,000
Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances.

The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Amended Agreement of Limited Partnership. It is expected that, in the ordinary course of the Partnership's business, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

2. Significant Accounting Policies
   -------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and has been designated as short or long-term based on the term of the related lease agreement.

Real estate loans are recorded at amortized cost unless it is determined by the General Partner that in economic substance the loan represents an investment in property or a joint venture. In such instances, these investments are accounted for using the equity method.


Investments in property are recorded at cost. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs and the cost of significant improvements.

                                         (Unaudited)

2.   Significant Accounting Policies (continued)
     -------------------------------------------

Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.


Investment in the joint venture is recorded using the equity method.

Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they apply. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the various lease terms.

The net income per Unit for the three and nine months ended September 30, 1994 and 1993 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual Partners and not of the Partnership.

3. The Partnership Agreement
   -------------------------

Distributable Cash from Operations, as defined in the Amended Agreement of Limited Partnership, is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital, as defined in the Amended Agreement of Limited Partnership; second, to the General Partner to pay the Subordinated Allocation, as defined in the Amended Agreement of Limited Partnership, equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, as defined in the Amended Agreement of Limited Partnership, until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation, as defined in the Amended Agreement of Limited Partnership, equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. However, any Distributable Cash from Operations, which is available as a result of reduction of working capital reserves funded by Capital Contributions of the Investors, will be distributed 100% to the Investors.


Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they will be allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they will be allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership will be allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner will be allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and not to the Investors. Depreciation deductions will be allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner. Notwithstanding the foregoing, any such profits or losses or other items which were based upon the Partnership's operations prior to the first day of the month in which the initial closing date occurred were allocated 1% to the General Partner and 99% to the John Hancock Limited Partner.

                                         (Unaudited)


3.   The Partnership Agreement (continued)
     -------------------------------------
Upon the occurrence of a Sale, Financing or Repayment of a Partnership Investment, as defined in the Amended Agreement of Limited Partnership, the General Partner will first apply the proceeds to the payment of all debts and liabilities of the Partnership then due and then fund any reserves for contingent liabilities which it deems appropriate. Cash from Sales, Financings or Repayments, as defined in the Amended Agreement of Limited Partnership, are distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment, as defined in the Amended Agreement of Limited Partnership; third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees, as defined in the Amended Agreement of Limited Partnership, then payable pursuant to Section 6.4(c) thereof; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
Fees, commissions and other costs incurred or paid by the General Partner or its affiliates and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                        Nine Months Ended September 30,
                                              1994          1993
                                              ----          ----
Reimbursement for operating expenses        $105,455      $98,501
                                            --------      -------
                                            $105,455      $98,501
                                            ========      =======
The expenses above are included in expenses on the Statements of Operations.

Accounts payable to affiliates represent amounts due to the General Partner and its affiliates for various services provided to the Partnership.

The General Partner serves in a similar capacity for four other affiliated real estate limited partnerships.

5. Investment in Property
   ----------------------

Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                         September 30,   December 31,
                                             1994            1993
                                             ----            ----
Park Square Shopping Center               $12,886,230   $12,886,230
Fulton Business Park                        5,138,786     5,138,786
Miami International Distribution Center     6,371,978     6,371,978
                                          -----------   -----------
                                          $24,396,994   $24,396,994
                                          ===========   ===========

The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis. The net book value of the property in the financial statements may be in excess of its current fair market value.

                                         (Unaudited)

6.   Real Estate Loans
     -----------------
On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of this loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire principal balance due on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of this loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing.

On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as General Camera, located in New York, New York. Under the terms of this loan agreement, the borrower was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994 the loan agreement was amended and the borrower was required to pay $250,000 to reduce the outstanding balance of the loan. Also, in addition to interest at a rate of 11%, all future monthly payments must include amounts to amortize the loan balance. Payments of $60,416 per month are required on the first day of the month commencing on July 1, 1994 and ending on June 1, 1995. Payments of $85,416 per month are required on the first day of the month commencing on July 1, 1995 and ending on June 30, 1996. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

Real estate loans are evaluated for collectibility on an on-going basis.

7.   Investment in Joint Venture
     ---------------------------
On December 28, 1988, the Partnership invested $14,726,079 to acquire a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). Pursuant to the partnership agreement of the Affiliated Joint Venture, the Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture, and Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III for cash amounting to $7,325,672. At September 30, 1994, the Partnership had a 50% interest in the Affiliated Joint Venture.

On December 28, 1988, the Affiliated Joint Venture acquired a 98% interest in QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements, the Quince Orchard Corporate Center, in Gaithersburg, Maryland. During 1993 and the first nine months of 1994, the partners in QOCC-1 Associates were required to make additional capital contributions. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. As a result, the Affiliated Joint Venture held a 97.6% interest in QOCC-1 Associates at September 30, 1994.

                                         (Unaudited)

8.   Deferred Expenses
     -----------------
Deferred expenses consist of the following:
                                                 Unamortized    Unamortized
                                                  Balance at     Balance at
Description                                     September 30, December 31, 1993
                                                  ----------   ----------

$35,072 acquisition fee for 205 Newbury St.
loan.  This amount is amortized over the
term of the loan.                                    $13,270      $16,114

$113,468 acquisition fee for General Camera
mortgage loan.  This amount is amortized
over the term of the loan.                            28,367       40,524

$152,880 acquisition fee for the joint venture
investment.  This amount is amortized
over a period of 31.5 years.                         125,176      128,816

$1,203,097 acquisition fees paid to the
General Partner.  Prior to June 30, 1993,
this amount was amortized over a period
of 30 years.  Subsequent to June 30, 1993,
the unamortized balance is amortized over
a period of 8.5 years.                               879,091      970,031

$271,422 of tenant improvements.  These amounts
are amortized over the terms of the leases to
which they relate.                                   104,354      115,823

$551,905 of lease commissions.  These amounts
are amortized over the terms of the leases to
which they relate.                                   262,281      302,674
                                                  ----------   ----------

                                                  $1,412,539   $1,573,982
                                                  ==========   ==========


9.   Federal Income Taxes
     --------------------
A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:
                                                 Nine Months Ended September 30,

                                                         1994         1993
                                                     ----------   ----------

Net income per Statements of Operations              $1,099,626   $1,644,301

Add/(deduct):  Excess of book depreciation
over tax depreciation                                    80,031       80,009
Excess of book amortization
over tax amortization                                    37,209       28,747
                                                     ----------   ----------

Net income for federal income tax purposes           $1,142,448   $1,753,057
                                                     ==========   ==========

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations
- - ---------------------
General

During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partners' contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Notes 5, 6 and 7 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- - -------------------------------
At September 30, 1994 the Partnership had $2,547,936 in cash and cash equivalents, $23,928 in restricted cash and $105,978 in long-term restricted cash. Cash and cash equivalents decreased by $1,194,337 from December 31, 1993 to September 30, 1994, primarily as a result of contributions to the Partnership's joint venture investment.

The Partnership has a working capital reserve with a current balance of approximately 3% of the offering proceeds. During the year ended December 31, 1993, a substantial portion of the Partnership's working capital reserves was used to fund leasing costs at the Miami International Distribution Center, Park Square Shopping Center, Fulton Business Park and Quince Orchard Corporate Center. In addition, a substantial portion of the Partnership's working capital reserves was used to fund leasing costs at the Quince Orchard Corporate Center during the first nine months of 1994. Given the use of working capital reserves as well as the projected level of future leasing costs and capital expenditures expected to be incurred in connection with the Partnership's investments, the General Partner reduced cash distributions to Investors commencing with the third quarter of 1993, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and to satisfy the Partnership's future general liquidity requirements. Cash distributions to Investors during the third quarter of 1994 continued at the 5% annualized rate. Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

The Quince Orchard Corporate Center, which is owned by the Affiliated Joint Venture, is occupied by Boehringer Mannheim Pharmaceuticals, Inc., under a lease which commenced on March 1, 1994. The facility had been vacant since October 1993 as a result of the former tenant not renewing its lease. The present tenant's lease is for a ten year term with a base rent of $2,477,293 during the first lease year. Pursuant to the lease, the tenant will receive free rent during the first, second, eleventh and twelfth months of the lease. In addition, the tenant has been granted two options, one, to terminate the lease at the end of the seventy-sixth month of the lease, and, two, to extend the term of the lease for an additional five year period. In connection with this lease, the Partnership incurred leasing costs of $177,341 during 1993 and $1,104,902 during the nine months ended September 30, 1994.

A tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The tenant's lease obligation is scheduled to expire in December 1994. The General Partner is pursuing legal remedies to obtain full collection from the tenant of these delinquent amounts as well as all other obligations due under the lease agreement. The General Partner subsequently secured two replacement tenants for such space. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space has subsequently vacated the space and is delinquent in rental payments and expense reimbursements due as of November 1, 1994. The General Partner will use all available remedies to obtain collection from this tenant of all obligations due under its lease agreement, which is scheduled to expire in September 2004. The General Partner is also seeking a replacement tenant for this space.

Cash in an aggregate amount of $47,240 was used during the first nine months of 1994 for the payment of leasing costs at the Park Square Shopping Center and the Fulton Business Park. The General Partner anticipates that the Partnership will incur approximately $60,000 of additional leasing costs at these two properties during the remainder of 1994. The current balance in the working capital reserve should be sufficient to pay such costs.

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations (continued)
- - ---------------------------------
Liquidity and Capital Resources (continued)
- - -------------------------------------------
Cash in the amount of $1,104,902 was contributed by the Partnership to the Affiliated Joint Venture during the first nine months of 1994. This amount was used by the Affiliated Joint Venture to fund leasing costs at the Quince Orchard Corporate Center.

Cash of $1,890,145, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first nine months of 1994. The General Partner anticipates that the Partnership will make a distribution during the fourth quarter of 1994 comparable to the distributions made during each of the first three quarters of 1994.

On June 1, 1994, General Camera Corporation ("GCC") sold substantially all of its operating assets (but not the land and building securing the Partnership's mortgage loan) to a non-affiliated buyer. In connection with this sale, approximately 70% of the building was leased to the buyer of the assets. The General Partner consented to the lease transaction in consideration of GCC providing the Partnership with additional security for the mortgage loan besides the Partnership's security interest in the property and the personal guaranty, which it retains. Such security included, among other things, a one-time payment of principal in the amount of $250,000 upon the sale of GCC's assets and a requirement that all future monthly payments under the loan include additional amounts to amortize a portion of the outstanding principal balance of the loan.

GCC remained current on the required debt service payments as of September 30, 1994 and as of the date hereof, and the General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid upon maturity. Should the borrower fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnerships' liquidity as well as a permanent impairment in the book value of the mortgage investment.

205 Newbury Associates remained current on the required debt service payments as of September 30, 1994 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the principal amount of the loan will not be repaid upon maturity. Should the borrower fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

During the third quarter of 1994, the General Partner had the Quince Orchard Corporate Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $16,000,000 as of September 30, 1994 and the value of the Partnership's investment in the Affiliated Joint Venture is estimated to be approximately $7,800,000 as of September 30, 1994. The appraised value of the Partnership's investment exceeds the carrying value of the Partnership's investment in joint venture of approximately $7,635,000 as of September 30, 1994 although it is less than the Partnership's cumulative investment in the joint venture of approximately $8,697,000.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1993 by comparing each such carrying value to its respective future undiscounted cash flows and recent independent or internal appraisals, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1993. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded. The General Partner will continue to conduct property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in values exists on any of the Partnership's investments.

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations (continued)
- - ---------------------------------
Results of Operations
- - ---------------------
Net income for the nine months ended September 30, 1994 was $1,070,886, as compared to net income of $1,644,301 for the same period in 1993, representing a decline in the Partnership's net income of $573,415, or 35%.The decline in net income is primarily attributable to a decline in income from the Partnership's joint venture investment, the Quince Orchard Corporate Center, and declines in the performance of the Miami International Distribution Center and the Park Square Shopping Center.


Average occupancy for the Partnership's equity investments for the nine months ended September 30, 1994 was as follows:
Park Square Shopping Center               85%
Fulton Business Park                      85%
Miami International Distribution Center   68%
Quince Orchard Corporate Center           56%

Rental income at the Partnership's properties for the nine months ended September 30, 1994 decreased by $157,744, or 9%, as compared to the nine months ended September 30, 1993. This decrease is primarily due to declines in rental income at the Miami International Distribution Center and the Park Square Shopping Center which were partially offset by an increase in rental income at the Fulton Business Park. A tenant occupying approximately 33% of the Miami International Distribution Center has been delinquent in making rental payments since July 1993, resulting in a 14% decline in rental income at the property during the first nine months of 1994 as compared to the same period in 1993 (as previously stated, the General Partner is pursuing all available remedies to obtain collection of these delinquent amounts). Rental income at the Park Square Shopping Center decreased by 8% during the first nine months of 1994 as compared to same period in 1993 due to a decrease in average occupancy from 95% to 85% between periods. Rental income at Fulton Business Park increased by 6% between periods due to an increase in average occupancy from 81% to 86%.

Income/(loss) from joint venture for the nine months ended September 30, 1994 decreased by $266,357, or 83%, as compared to the same period in 1993. This decrease is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the resulting vacancy of the space. The present tenant at the property took occupancy in March 1994 and commenced paying rent, in accordance with the terms of the lease, during May 1994. As such, the property's average occupancy for the nine months ended September 30, 1994 is reflected as 56%.

Property operating expenses for the nine months ended September 30, 1994 increased by $90,063, or 33%, as compared to the same period in 1993. Included in the results for the nine months ended September 30, 1993 is a refund of taxes from a prior year on the Siete Square property, which was sold in December 1992. In addition, average occupancy at the Park Square Shopping Center decreased between periods resulting in decreased expense reimbursements and an increase in property operating expenses. Property operating expenses decreased slightly at the Fulton Business Park due to an increase in average occupancy between periods and, therefore, higher expense reimbursements. Property operating expenses at the Miami International Distribution Center were consistent between periods, however, included in the results for the nine months ended September 30, 1994 are leasing costs of approximately $24,000 relating to the 28,000 square foot tenant who took occupancy during the second quarter of 1994 and subsequently vacated the property. Cleanup costs incurred as a result of damage caused by Hurricane Andrew are included in property operation expenses at the Miami International Distribution Center for the nine months ended September 30, 1994.

Amortization of deferred expenses increased by $36,273, or 21%, during the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993, primarily due to the Partnership's reducing the period over which deferred expenses relating to acquisition fees are amortized. During the third quarter of 1993, the Partnership reduced the amortization period for such deferred acquisition fees from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the estimated remaining life of the Partnership, thereby resulting in increased amortization.

The General Partner believes that inflation has had no significant impact on the Partnership during the nine months ended September 30, 1994, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1994.

Item 2:  Management's Discussion and Analysis of Financial Condition and
- - ------------------------------------------------------------------------
Results of Operations (continued)
- - ---------------------------------
Cash Flow
- - ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Amended Agreement of Limited Partnership:

                                                 Nine Months Ended September 30,
                                                         1994           1993
Net cash provided by operating                           ----           ----
    activities (a)                                     $1,560,736    $2,721,668
Net change in operating assets and liabilities (a)        408,568      (336,320)
                                                    -------------   -----------
Net cash provided by operations (a)                     1,969,304     2,385,348
Increase in working capital reserves                      (77,266)     (361,920)
                                                    -------------   -----------
Cash from operations (b)                                1,892,038     2,023,428
Decrease in working capital reserves                            -             -
                                                    -------------   -----------
Distributable cash from operations (b)
                                                       $1,892,038    $2,023,428
                                                    =============    ==========

Allocation to General Partner                          $   18,920    $   20,234
Allocation to Investors                                 1,873,118     2,003,194
Allocation to John Hancock Limited Partner                      -             -
                                                    -------------    ----------
                                                       $1,892,038    $2,023,428
                                                    =============    ==========

(a)Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

(b)As defined in the Amended Agreement of Limited Partnership. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the fourth quarter of 1994, the Partnership expects to make a cash distribution of $624,372, representing a 5% annualized return to all Investors of record at September 30, 1994, based on Distributable Cash from Operations for the quarter then ended.

                                 PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

There were no changes in securities during the third quarter of 1994.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the third quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1994.

Item 5. Other information


Item 6. Exhibits and Reports on form 8-K

(a) There are no exhibits to this report
(b) There were no reports on Form 8-K filed during the third quarter of 1994.

                   JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                            (A Massachusetts Limited Partnership)


                                         Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1994.


                                           John Hancock Realty Income Fund-II
                              Limited Partnership

                                       By:  John Hancock Realty Equities, Inc.,
                                            Its General Partner


                                       By:------------------------
                                            William M. Fitzgerald
                                            President



                                        By:------------------------
                                            Richard E. Frank
                                            Treasurer (Chief Accounting Officer)