Form 10-K
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1995-03-31
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1994


Commission File Number           0-17664


          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

               Massachusetts                   04-2969061
      (State or other Jurisdiction of        (IRS Employer
       Incorporation or Organization)     Identification No.)

      200 Berkeley Street, Boston, MA            02117
  (Address of Principal Executive Office)      (Zip Code)

Registrant's telephone number, including area code:  (800) 722-5457

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable, since securities are non-voting.

Documents incorporated by reference.  None.


                      Exhibit Index on Pages 24 - 29

                            TABLE OF CONTENTS




                                  PART I


  Item 1  Business                                                   3
  Item 2  Properties                                                 7
  Item 3  Legal Proceedings                                          9
  Item 4  Submission of Matters to a Vote
            of Security Holders                                      9


                                 PART II


  Item 5  Market for the Partnership's Securities and Related
            Security Holder Matters                                  9
  Item 6  Selected Financial Data                                   11
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     12
  Item 8  Financial Statements and Supplementary Data               19
  Item 9  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  19


                                 PART III


  Item 10 Directors and Executive Officers of the Partnership       19
  Item 11 Executive Compensation                                    21
  Item 12 Security Ownership of Certain Beneficial Owners
            and Management                                          24
  Item 13 Certain Relationships and Related Transactions            24


                                 PART IV


  Item 14 Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                     24

          Signatures                                                30

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the provisions of the Massachusetts Uniform Limited Partnership Act. As of December 31, 1994, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,575 Unit holders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

The Units were offered and sold to the public during the period from October 2, 1987 to January 2, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged solely in the business of (i) acquiring, improving, operating, holding for investment and disposing of existing income-producing retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating first mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement. The Partnership's principal objectives are to:

     (1)  preserve the capital investment of the Investors;

     (2) provide quarterly distributions of cash from operations on a partially tax-deferred basis;

     (3)  protect the Investors' investment against inflation; and

     (4) obtain long-term appreciation in market value of the properties acquired and provide gains through sharing in the appreciation and/or increased cash flow of properties financed with participating mortgage loans.

The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repair, replacements and contingencies. The income from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive overbuilding, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area and ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to any specific retail, industrial or office tenants, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rentals due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

The Partnership's mortgage loans are subject to the risk of default by the borrowers, in which event the Partnership would have the added responsibility of foreclosing on or pursuing other remedies on the property involved to protect the value of its investment. A borrower's ability to meet its regular mortgage loan payments is dependent upon the risks generally incident to the ownership of real property, as discussed above.

On March 10, 1988, the Partnership made a participating mortgage loan to 205 Newbury Associates secured by a first mortgage on 205 Newbury Street, an office and retail property located in Boston, Massachusetts. The property contains 7,029 net rentable square feet of office and retail space. The loan has a term of 120 months with interest only payable to the Partnership on a monthly basis at a fixed interest rate of 9.5% per annum. The full amount of the principal and accrued but unpaid interest is due and payable to the Partnership on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay contingent interest payments to the Partnership in the amount of 25% of the net cash flow derived from the operations of the property during the term of this loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. 205 Newbury Associates remains current on its minimum required debt service payments as of December 31, 1994 and as of the date hereof. Contingent interest payments, which are based upon the net cash flow from the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments. Market conditions in Boston, Massachusetts have weakened since the mortgage investment was made. However, market conditions stabilized during 1993 and began to improve during 1994, resulting in increasing market rental rates and a decline in vacancies. The General Partner anticipates that these positive trends will continue during 1995.

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a neighborhood shopping center located in Brooklyn Park, Minnesota. The Brooklyn Park real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1995 and, therefore, no increase in market rental rates is anticipated.

On September 20, 1988, the Partnership acquired Fulton Business Park, a warehouse/distribution/office facility located in Atlanta, Georgia. Real estate market conditions for industrial space in Atlanta have declined since the Partnership purchased the Fulton Business Park. During 1994, vacancies in the Atlanta industrial real estate market declined and rental rates increased. However, construction of new industrial projects continues and a significant amount of space remains vacant. The General Partner expects market conditions for industrial space in Atlanta to remain competitive during 1995.

On October 18, 1988, the Partnership made a participating first mortgage loan to Siete Properties IV secured by a first mortgage on the Siete Square IV Office Building ("Siete Square"). Siete Square is a four-story garden office building located in Phoenix, Arizona. During 1990, the borrower was unable to meet the minimum required debt service payments, thereby placing the loan in default. On July 25, 1990, the Partnership acquired title to this property by a deed-in-lieu of foreclosure, and realized a $2,800,000 loss on the transaction, representing the difference between the outstanding mortgage balance and the estimated market value of the property. On December 10, 1992 the Partnership sold Siete Square to a non-affiliated buyer for a net sales price of $1,605,675 and realized a loss of $2,116,459 on the transaction, representing the difference between the net book value of the property and the net sales proceeds. In accordance with the terms of the Partnership Agreement, the Partnership distributed the net sales proceeds in February 1993 as follows: $1,456,869 to the Investors, $116,550 to the John Hancock Limited Partner and $32,256 was retained in working capital reserves.

On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Affiliated Joint Venture then acquired 98% (subject to certain adjustments) of QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option to increase its investment and interest in the Affiliated Joint Venture to 50% prior to December 31, 1990. During the second quarter of 1989, Income Fund-III exercised such option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. Since the second quarter of 1989 the Partnership has held a 50% interest in the Affiliated Joint Venture. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions in order to fund leasing costs at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,243. As a result, the Affiliated Joint Venture's share of invested capital in QOCC-1 Associates was 97.55% at December 31, 1994.

The Quince Orchard Corporate Center is occupied by Boehringer Mannhiem Pharmaceuticals, Inc. under a lease which commenced on March 1, 1994. The facility had been vacant since October 1993 when the former tenant's lease expired. The present tenant's lease is for a ten-year term with a base rent of $2,477,293 during the first lease year. Pursuant to the lease, the tenant will receive free rent during the first, second, eleventh and twelfth months of the lease. In addition, the tenant has been granted two options, one, to terminate the lease at the end of the seventy-sixth month of the lease, and, two, to extend the term of the lease for an additional five year period.

On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation ("GCC"), a non-affiliated borrower, secured by a first mortgage on 540 West 36th Street, a 72,000 square foot office/warehouse/service facility located in New York, New York. In addition, the loan is personally guaranteed by the principal stockholders of GCC. Under the original terms of this loan, GCC was required to pay interest only monthly at an annual rate of 11% with the entire principal balance and all accrued but unpaid interest due on July 1, 1996. The property had been primarily occupied by the GCC. However, during the second quarter of 1994, GCC sold substantially all of its operating assets (but not the land and building securing the Partnership's mortgage loan) to a non-affiliated buyer. In connection with this sale, approximately 70% of the building was leased to the buyer of the operating assets. The General Partner consented to the lease transaction in consideration of GCC providing the Partnership with additional security for the mortgage loan in addition to the Partnership's security interest in the property and the personal guaranty of the principal stockholders of GCC, both of which the Partnership retains. Such additional security included, among other things, a one-time payment in the amount of $250,000 towards the outstanding principal balance of the loan and a requirement that all future monthly payments under the loan include additional amounts to amortize a portion of the outstanding principal balance of the loan.

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a warehouse/distribution facility located in Miami, Florida. The General Partner had acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. Initially, the General Partner delayed transferring title for MIDC to the Partnership since the Partnership had not completed the offering of Units and had not raised sufficient funds to acquire the property. Upon the completion of the offering period, the General Partner deemed it appropriate to further delay the transfer of MIDC to the Partnership due to the unexpected loss of a tenant who had occupied approximately 20% of the total net rentable square feet of the property. As of July 31, 1989 the General Partner had leased the previously vacated space and transferred title to the Partnership at its original cost.

A tenant at MIDC that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The tenant's lease obligations were scheduled to expire in December 1994. The General Partner is pursuing legal remedies to obtain full collection from the former tenant of these delinquent amounts as well as all other obligations due under the lease agreement. The General Partner subsequently secured two replacement tenants for the vacated space. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space subsequently vacated the space and is delinquent in rental payments and expense reimbursements due since November 1, 1994. The General Partner is using all available remedies to obtain collection from this tenant of all obligations due under its lease agreement, which is scheduled to expire in September 2004. The General Partner has also been seeking a replacement tenant for this space.

The MIDC property is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. In this regard, the Miami Airport Authority has contacted the General Partner concerning a potential sale of the property.

Within the power accorded to the General Partner under the terms of the Partnership Agreement, the General Partner contracted, effective as of January 1, 1992, with Hancock Realty Investors Incorporated ("HRI"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"), to assist the General Partner in the performance of its management duties as enumerated in the Partnership Agreement. Effective May 28, 1993, HRI subcontracted with John Hancock to assist HRI in the performance of its duties as enumerated in the January 1, 1992 contract. The Partnership has not incurred any additional costs or expenses as a result of these agreements. The General Partner is further described in Item 10 of this Report.

Industry segment information has not been provided since the Partnership is engaged in only one industry segment.

Item 2 - Properties

As of December 31, 1994, the Partnership held the following investment portfolio:

Park Square Shopping Center
---------------------------
On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property, substantially completed during the first quarter of 1988, contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1994 was 85%.

Fulton Business Park Warehouse
------------------------------
On September 20, 1988, the Partnership purchased the Fulton Business Park located in Atlanta, Georgia, from a non-affiliated seller. The property, completed in 1986, contains 150,535 square feet of rentable space located on an 8 acre site.

The average occupancy for Fulton Business Park for the year ended December 31, 1994 was 84%.

JH Quince Orchard Partners
--------------------------
On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and Income Fund-III, which acquired 98% (subject to certain adjustments) of QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building containing 99,782 square feet of rentable space located on an 8 acre site in Gaithersburg, Maryland. The Partnership acquired an initial 99.5% interest and Income Fund-III acquired an initial 0.5% interest in the Affiliated Joint Venture. During the second quarter of 1989 the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. Since the second quarter of 1989 the Partnership has held a 50% interest in the Affiliated Joint Venture. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions in order to fund leasing costs at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. As a result of the capital contributions made by the partners in QOCC-1 Associates, the Affiliated Joint Venture's share of invested capital in QOCC-1 Associates was 97.55% at December 31, 1994.

The present tenant at the Quince Orchard Corporate Center, Boehringer Mannhiem Pharmaceuticals, Inc., took occupancy of the entire property in March 1994 under a ten year lease. The facility had been vacant since October 1993 when the former tenant's lease expired. As a result, the average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1994 was 83%.

Miami International Distribution Center
---------------------------------------
On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1994 was 70%.

As of December 31, 1994 the Partnership held the following mortgage loans in its investment portfolio:

Loan to 205 Newbury Associates
------------------------------
On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to 205 Newbury Associates (the "Borrower"), a non-affiliated borrower, secured by a first mortgage on a property located at 205 Newbury Street, Boston, Massachusetts. The property contains 7,029 rentable square feet of office and retail space.

During the year ended December 31, 1994 the loan to 205 Newbury Associates generated 6% of the Partnership's net cash provided from operations.

Loan to General Camera Corporation
----------------------------------
On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation ("GCC"), a non-affiliated borrower, secured by a first mortgage on a 72,000 square foot office/warehouse/service facility located at 540 West 36th Street, New York, New York.

The foregoing investments of the Partnership are further described in Item 7 of this Report.

Item 3 - Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1994.

                                 Part II

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(a)  Market Information

The Partnership's outstanding securities consist of 2,601,552 Units originally sold for $20 per Unit. The Units were offered and sold to the public during the period from October 2, 1987 to January 2, 1989. No established public market exists on which the Units may be traded. Consequently, Investors may not be able to liquidate their investments in the event of an emergency, or for any other reason. Additionally, the assignment or other transfer of Units would be subject to compliance with the minimum investment and suitability standards imposed by the Partnership and by applicable law including state "Blue Sky" laws.

(b)  Number of Security Holders
                                 Number of
                               Record holders          Number of Units
                                   as of              outstanding as of
 Title of Class              December 31, 1994        December 31, 1994
 --------------              -----------------        -----------------
  Assignee Units                     4,575                  2,601,552

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(c)  Dividend History and Restrictions

During the fiscal years ended December 31, 1994 and 1993, the Partnership distributed cash in the amount of $2,522,714 and $2,811,779, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). In addition, during the fiscal year ended December 31, 1993 the Partnership distributed cash in the aggregate amount of $1,573,419 from Cash from Sales. These amounts were allocated to the General Partner, John Hancock Limited Partner and the Investors in accordance with the terms of the Partnership Agreement.

The following table reflects cash distributions made during the two year period ended December 31, 1994:

                                                          Amount Paid to
   Date of                Amount of     Amount Paid to     John Hancock    Amount Paid   Distribution
 Distribution            Distribution  General Partner   Limited Partner   to Investors    Per Unit
 ------------            ------------  ---------------   ---------------   ------------    --------
  February 15, 1993      $2,361,768         $7,883          $116,550       $2,237,335       $0.86*
  May 14, 1993              762,072          7,621                 -          754,451        0.29
  August 13, 1993           630,679          6,307                 -          624,372        0.24
  November 15, 1993         630,679          6,307                 -          624,372        0.24
  February 15, 1994         630,678          6,307                 -          624,372        0.24
  May 13, 1994              629,609          5,236                 -          624,373        0.24
  August 15, 1994           629,858          5,486                 -          624,372        0.24
  November 15, 1994         632,569          8,196                 -          624,373        0.24

  * Represents distributions made from Distributable Cash from Operations ($0.30 per Unit) and Cash from Sales ($0.56 per Unit).


During the years ended December 31, 1994 and 1993, a substantial portion of the Partnership's reserves was used to fund leasing costs incurred at the Quince Orchard Corporate Center as well as those incurred at the Miami International Distribution Center, Park Square Shopping Center and Fulton Business Park. The General Partner, having projected this use of working capital reserves, reduced cash distributions to Investors commencing with the third quarter of 1993, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and satisfy the Partnership's general liquidity requirements. Cash distributions to Investors during 1994 continued at the 5% annualized rate. The General Partner anticipates that the Partnership will make cash distributions in 1995 comparable to those made during 1994. For a further discussion on the financial condition and results of operations of the Partnership, see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
Rental income                        $2,170,416   $2,296,571  $2,817,557   $2,885,906  $2,671,129
Interest income                         843,631      872,180     883,680      933,924   1,291,646
Income from joint venture               541,188      221,738     432,782      445,670     444,479
Net income/(loss)                     1,985,107    1,935,917     273,753    2,258,118   (141,359)
Net income per Unit (b)                     0.76        0.74         0.16        0.86         0.03
Ordinary tax income (a)               2,025,648    2,072,792     384,410    2,456,533         522
Ordinary tax income per Unit (b)            0.77        0.79         0.21        0.93         0.08
Cash distributions per Unit
  from operations                           0.96        1.07         1.20        1.25         1.40
Distributable cash from sales or
   refinancings                               -            -   1,573,419            -           -
Cash distribution per Unit from
   sales or refinancings                      -         0.56           -            -           -
Cash and cash equivalents at
   December 31                        2,561,288    3,742,273   4,713,396    3,189,873   2,896,859
Total assets at December 31          39,413,410   40,559,574  42,421,785   45,381,848  46,076,063

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
   General Partner                      $20,256      $20,728      $3,844      $24,565          $5
   John Hancock Limited Partner               -            -   (159,110)            -   (205,333)
   Investors                          2,005,392    2,052,064     539,676    2,431,968     205,850
                                     ----------   ----------    --------   ----------    --------
   Total                             $2,025,648   $2,072,792    $384,410   $2,456,533        $522
                                     ==========   ==========    ========   ==========    ========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1994, 1993, 1992, 1991 and 1990. The ordinary tax income per Unit as presented for 1994, 1993, 1992, 1991 and 1990 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Items 1 and 2 and Notes 5, 6 and 8 to the Financial Statements included in Item 8 of this Report.

Liquidity and Capital Resources
-------------------------------
At December 31, 1994, the Partnership had $2,561,288 in cash and cash equivalents, $24,557 in restricted cash and $86,214 in long-term restricted cash. Cash and cash equivalents decreased by $1,180,985 from December 31, 1993 to December 31, 1994, primarily as a result of additional capital contributions made by the Partnership to the Affiliated Joint Venture.

The Partnership has a working capital reserve with a current balance of approximately 3.6% of the offering proceeds. During the years ended December 31, 1994 and 1993, a substantial portion of the Partnership's reserves was used to fund leasing costs incurred at the Quince Orchard Corporate Center as well as those incurred at the Miami International Distribution Center, Park Square Shopping Center and Fulton Business Park. The General Partner, having projected this use of working capital reserves, reduced cash distributions to Investors commencing with the third quarter of 1993, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The Quince Orchard Corporate Center, which is owned by the Affiliated Joint Venture, is occupied by Boehringer Mannheim Pharmaceuticals, Inc., under a lease which commenced on March 1, 1994. The facility had been vacant since October 1993 when the former tenant did not renew its lease. The present tenant's lease is for a ten-year term with a base rent of $2,477,293 during the first lease year. Pursuant to the lease, the tenant received free rent during the first, second, eleventh and twelfth months of the lease. In connection with this lease the Partnership made additional capital contributions to the Affiliated Joint Venture in the amounts of $1,104,902 and $177,341 during the years ended December 31, 1994 and 1993, respectively, towards the payment of leasing costs incurred at the Quince Orchard Corporate Center.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
A tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The tenant's lease obligations were scheduled to expire in December 1994. The General Partner has brought an action against the former tenant to obtain full collection of all delinquent and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The General Partner has applied for a trial date but, as of the date hereof, the court has not set a trail date. The General Partner subsequently secured two replacement tenants for the vacated space. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space subsequently vacated the space and is delinquent in rental payments and expense reimbursements due since November 1, 1994. The General Partner is using all available remedies to obtain collection from this tenant of all obligations due under its lease agreement, which is scheduled to expire in September 2004. The General Partner has also been seeking a replacement tenant for this space.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion. In this regard the Miami Airport Authority has contacted the General Partner concerning a potential sale of the property.

A tenant holding a lease for approximately 31,000 square feet, or 20% of the space at the Fulton Business Park, and whose initial lease term expired on December 31, 1994, extended the term of the lease until April 30, 1995. The General Partner is currently negotiating a long-term lease renewal with the tenant. Should the tenant decide not to renew its lease, then the General Partner will seek a replacement tenant for the space.

Cash of $103,652 was used during 1994 for the payment of leasing costs incurred at the Miami International Distribution Center, Fulton Business Park and Park Square Shopping Center. The General Partner anticipates that the Partnership will incur a total of approximately $400,000 in leasing costs at these properties during 1995. The current balance in the working capital reserve should be sufficient to pay such costs.

Cash in the amount of $1,104,902 was contributed by the Partnership to the Affiliated Joint Venture during 1994. This amount was used by the Affiliated Joint Venture to fund leasing costs incurred at the Quince Orchard Corporate Center. The General Partner does not anticipate that any leasing costs will be incurred at the Quince Orchard Corporate Center during 1995.

During 1994, approximately $26,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center, Fulton Business Park and Park Square Shopping Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs of approximately $98,000 at its properties during 1995. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $2,522,714, generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during 1994. The General Partner anticipates that the Partnership will make comparable distributions during 1995.

On June 1, 1994, General Camera Corporation ("GCC") sold substantially all of its operating assets (but not the land and building securing the Partnership's mortgage loan) to a non-affiliated buyer. In connection with this sale, approximately 70% of the building was leased to the buyer of the assets. The General Partner consented to the lease transaction in consideration of GCC's providing the Partnership with additional security for the mortgage loan in addition to the Partnership's security interest in the property and the personal guaranty of the principal stockholders of GCC, both of which the Partnership retains. Such security included, among other things, a one-time payment in the amount of $250,000 towards the outstanding principal balance of the loan upon the sale of GCC's assets and a requirement that all future monthly payments under the loan include additional amounts to amortize a portion of the outstanding principal balance of the loan.

GCC remained current on the required debt service payments as of December 31, 1994 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid upon maturity. Should the borrower fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

During the fourth quarter of 1994, the General Partner had the facility securing the Partnership's $1,700,000 mortgage loan to 205 Newbury Associates independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $1,650,000 as of December 31, 1994. Market conditions in Boston, Massachusetts have weakened since the mortgage investment was made resulting in a decline in rental demand and rental rates. Therefore, the property's current market value has declined as compared to the Partnership's original mortgage investment.

The $1,700,000 principal balance of the mortgage loan made to 205 Newbury Associates was evaluated in comparison to the recent independent appraisal. Based upon this evaluation, the General Partner determined that it is probable that the property will generate sufficient cash flow to enable the borrower to pay the minimum required debt service payments and that the residual value of the property will enable the borrower to repay the principal balance of the loan upon maturity. As such, no write-down in value was recorded at December 31, 1994. 205 Newbury Associates remained current on the minimum required debt service payments as of December 31, 1994 and as of the date hereof. Should the borrower fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1994, the General Partner had the Quince Orchard Corporate Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $16,000,000. The value of the Partnership's investment in the Affiliated Joint Venture was estimated to be approximately $7,800,000 as compared to the Partnership's cumulative investment in the Affiliated Joint Venture of approximately $8,697,000.
The carrying value of the Partnership's Affiliated Joint Venture investment of approximately $7,882,000 at December 31, 1994 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of December 31, 1994.

The General Partner evaluated the carrying values of the Park Square Shopping Center, the Miami International Distribution Center and the Fulton Business Park as of December 31, 1994 by comparing each carrying value to the estimated future undiscounted cash flows and recent internal appraisals in order to determine if a permanent impairment in value existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values exist and, therefore, no write-downs were recorded as of December 31, 1994.

The General Partner will continue to conduct property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's investments.

Results of Operations
---------------------
Net income for the year ended December 31, 1994 was $1,985,107 as compared to $1,935,917 in 1993 and $273,753 in 1992. Included in the results for 1992 is a $2,116,459 loss on the sale of the Siete Square IV Office Building.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                 Years Ended December 31,
                                                1994       1993       1992
                                                ----       ----       ----
  Park Square Shopping Center                   85%        93%        99%
  Fulton Business Park                          84%        82%        71%
  Miami International Distribution
     Center                                     70%        92%        100%
  Quince Orchard Corporate Center
     (Affiliated Joint Venture)                 83%        75%        100%

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Total rental income for the year ended December 31, 1994 decreased by $126,155, or 5%, as compared to 1993 and by $647,141, or 23%, as compared to 1992. Rental income at the Park Square Shopping Center declined by approximately 3% and 7% in 1994 as compared to 1993 and 1992, respectively, primarily due to a decline in occupancy between periods. A tenant with a lease for approximately 33% of the net rentable space at the Miami International Distribution Center has been delinquent in making rental payments since July 1993, resulting in declines in rental income at the property of 10% and 19% as compared to 1993 and 1992, respectively. Rental income at the Fulton Business Park was consistent between periods. Rental income in 1992 includes approximately $386,000 generated from the Siete Square IV Office Building, which was sold in December 1992.

Interest income for the year ended December 31, 1994 decreased by $28,549, or 3%, and $40,049, or 5%, as compared to 1993 and 1992, respectively. The decrease in 1994 as compared to both 1993 and 1992 is primarily due to the modification of GCC's mortgage loan payments in June 1994. This modification required, among other things, that GCC make additional payments towards the outstanding principal balance of the mortgage loan, thereby reducing the amount of interest due on the remaining outstanding balance of the mortgage loan.

Income from joint venture (the Affiliated Joint Venture) increased by $319,450, or 144%, and by $108,406, or 25%, as compared to 1993 and 1992, respectively. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994 under a lease with a rental rate greater than that which the former tenant paid.

Depreciation expense for the year ended December 31, 1994 was consistent with the results for 1993 and decreased by $112,076, or 15%, as compared to 1992. This decrease in 1994 as compared to 1992 is due to the sale of the Siete Square IV Office Building in December 1992.

During 1994, property operating expenses increased by $68,114, or 19%, as compared to 1993 and decreased by $136,628, or 24%, as compared to 1992. Included in the 1993 results is a refund of a portion of prior year taxes due to a successful appeal of the assessed valuation of the Siete Square property. Included in the results for 1992 is approximately $342,000 of property operating expenses incurred at the Siete Square property, which was sold in December 1992.

Property operating expenses at the Miami International Distribution Center decreased by 17% in 1994 as compared to 1993 and increased by 98% as compared to 1992. The decrease in 1994 as compared to 1993 is primarily due to cleanup costs incurred in 1993 as a result of damage caused by Hurricane Andrew. Higher base year expense amounts relating to leases for new tenants at the property and a corresponding decrease in the amount of expenses reimbursed by the tenants resulted in an increase in expenses during 1994 as compared to 1992. In addition, a tenant representing 33% of the property has been delinquent in expense reimbursements since July 1993, resulting in an increase in operating expenses in 1994 as compared to both 1993 and 1992.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
A decline in occupancy at the Park Square Shopping Center in 1994 as compared to 1993 and 1992 resulted in a decrease in the amount of expenses reimbursed by the tenants and a corresponding increase in property operating expenses incurred by the Partnership.

During 1994, the Fulton Business Park incurred approximately $14,000 in non-recurring maintenance and repair costs. Excluding this amount, property operating expenses at the property decreased by 14% and 32% during 1994 as compared to 1993 and 1992, respectively, due to an increase in occupancy, and, therefore, an increase in tenant reimbursements.

General and administrative expenses in 1994 were consistent with 1993 and decreased by $16,957, or 7%, as compared to 1992. The decrease in 1994 as compared to 1992 was due to minor decreases in the Partnership's fees and expenses relating to printing, postage and audit charges. These decreases were partially offset by an increase in the General Partner's costs, a portion of which are allocated to the Partnership pursuant to the Partnership Agreement.

Amortization of deferred expenses for the year ended December 31, 1994 increased by $49,743, or 21%, and $91,982, or 47%, as compared to 1993 and 1992, respectively. This increase in primarily due to the Partnership reducing the period over which deferred expenses relating to acquisition fees are amortized. Commencing with the third quarter of 1993, the Partnership reduced the amortization period for such deferred acquisition fees from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership, thereby resulting in increased amortization. In addition, an increase in leasing costs incurred at the Miami International Distribution Center, Park Square Shopping Center and Fulton Business Park during the last three fiscal years and the subsequent amortization of such costs also contributed to the increase.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations for the five year period ended December 31, 1994, which are calculated in accordance with Section 17 of the Partnership Agreement:

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
Net cash provided by operating
   activities (a)                    $2,224,822   $3,695,258  $3,425,279   $3,451,763  $3,811,029
Net change in operating assets
   and liabilities (a)                  645,878    (724,719)      92,471     (90,306)   (181,667)
                                     ----------   ----------  ----------   ----------  ----------
Net cash provided by
   operations (a)                     2,870,700    2,970,539   3,517,750    3,361,457   3,629,362
Increase in working capital
   reserves                           (347,983)    (316,431)   (364,354)    (208,059)           -
                                     ----------   ----------  ----------   ----------  ----------
Cash from operations (b)              2,522,717    2,654,108   3,153,396    3,153,398   3,629,362
Decrease in working capital
   reserves                                   -            -           -            -      49,106
                                     ----------   ----------  ----------   ----------  ----------
Distributable cash from
   operations (b)                    $2,522,717   $2,654,108  $3,153,396   $3,153,398  $3,678,468
                                     ==========   ==========  ==========   ==========  ==========

Allocation to General Partner           $25,227      $26,541     $31,534      $31,534     $36,295
Allocation to Investors               2,497,490    2,627,567   3,121,862    3,121,864   3,642,173
Allocation to John Hancock
 Limited Partner                              -            -           -            -           -
                                     ----------   ----------  ----------   ----------  ----------
                                     $2,522,717   $2,654,108  $3,153,396   $3,153,398  $3,678,468
                                     ==========   ==========  ==========   ==========  ==========

(a)Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 8 of this Report.

(b)As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

On February 15, 1995, the Partnership made a cash distribution of $624,372 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1994, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make cash distributions in each of the four quarters of 1995 comparable to those made during 1994.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under this Item have occurred.


                                 Part III

Item 10 - Directors and Executive Officers of the Partnership

(a-b)  Identification of Directors and Executive Officers

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner are as follows:

         Name                        Title                           Age
         ----                        -----                           ---

     William M. Fitzgerald      President and Director                51
     Malcolm G. Pittman, III    Director                              43
     Susan M. Shephard          Director                              42
     Richard E. Frank           Treasurer (Chief
                                Accounting Officer)                   33

(c)  Identification of certain significant persons

The General Partner is responsible for the identification, analysis, purchase, operation, and disposal of specific Partnership real estate and mortgage loan investments. The General Partner has established a Real Estate Investment Committee utilizing senior real estate personnel of John Hancock and its affiliates to review each proposed investment. The members of the Real Estate Investment Committee are designated each year at the annual meeting of the Board of Directors of John Hancock Realty Equities, Inc. The current members of the committee are as follows:

         Name                        Title                           Age
         ----                        -----                           ---

     Edward P. Dowd             Senior Vice President of              52
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      48
                                Real Estate Investment Group, President of
                                John Hancock Realty Services
                                Corp. and subsidiaries

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 51), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1995. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman (age 43), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1995. Mr. Pittman has been Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 42), joined John Hancock in 1985 as an Attorney.
She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1995. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 33), joined John Hancock in 1983. He has been Treasurer of the General Partner and a Senior Financial Administrator of John Hancock since June 1993. From 1991 to 1993, Mr. Frank was an Associate of Hancock Realty Investors Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp.; and from 1987 to 1990, he was a Senior Accountant of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 52), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 48), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

(f)  Involvement in certain legal proceedings

None

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the General Partner's directors and executive officers, as well as any person holding more than ten percent of the Units, are required to report their initial ownership of Units and any subsequent change in such ownership to the Securities and Exchange Commission and the Partnership (such requirements hereinafter referred to as "Section 16(a) filing requirements"). Specific time deadlines for Section 16(a) filing requirements have been established.

To the Partnership's knowledge, no officer or director of the General Partner has an ownership interest in the Partnership and no person holds more than ten percent of the Units.

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receive any current or proposed direct remuneration in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, from the Partnership nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights to any such persons in such capacities. No long-term incentive plan exists with any such persons in such capacities and no remuneration plan or arrangement exists with any such persons resulting from resignation, retirement or any other termination.
Therefore, tables relating to these topics have been omitted.

For its activities occurring during the offering period, which terminated on January 2, 1989, the General Partner and/or its Affiliates received certain fees and reimbursement for certain organizational, offering and acquisition expenses, in accordance with the terms of the Partnership Agreement.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (as defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner is entitled to receive a Property Management Fee for providing property management services for Partnership properties. The Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership, therefore, the Partnership did not pay any such fees during 1994, 1993 and 1992.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1994, 1993 and 1992.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (as defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $135,667, $138,697 and $125,640 of such expenses during the years ended December 31, 1994, 1993 and 1992, respectively.

A Subordinated Disposition Fee (as defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (as defined in the Partnership Agreement) plus the Cumulative Return on Investment (as defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during 1994, 1993 and 1992.

A share of the Partnership's Distributable Cash from Operations (as defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $25,227, $26,541 and $31,534 for the years ended December 31, 1994, 1993 and 1992, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during 1994, 1993 and 1992.

A share of Cash from Sales, Financings or Repayments (as defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's Share of Cash from Sales, Financings or Repayments was $0, $0 and $116,550 during the years ended December 31, 1994, 1993, and 1992, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 1994, 1993 and 1992.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $20,256, $20,728 and $3,844 during the years ended December 31, 1994, 1993 and 1992, respectively. The John Hancock Limited Partner's allocation of such Profits or Losses were losses of $0, $0 and $159,110 during the years ended December 31, 1994, 1993 and 1992, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three fiscal years ending December 31, 1994:


                                                Years Ended December 31,
                                              1994        1993       1992
                                              ----        ----       ----
Reimbursement for Operating
 Expenses                                   $135,667   $138,697    $125,640
General Partner Share of Distributable
 Cash from Operations                         25,227     26,541      31,534
John Hancock Limited Partner Share
 of Cash from Sales, Financings
 or Repayments                                     -          -     116,550
General Partner Share of Profits/
 (Losses)                                     20,256     20,728       3,844
John Hancock Limited Partner Share
 of Profits/(Losses)                               -           -  (159,110)


Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1994 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1994 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1994.

(b)  Security ownership of management.

By virtue of its organization as a Limited Partnership, the Partnership has no officers or directors. Neither the General Partner nor any officer or director of the General Partner possesses the right to acquire a beneficial ownership of Units.

(c)  Changes in control.

The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change of control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates during 1994, 1993 and 1992.


                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)       - Listing of Exhibits

Page Number
or Exhibit                                        Page Number or
Number Under                                     Incorporation by
Regulation S-K     Description                      Reference
--------------     -----------                      ---------

  4         Instruments defining the rights
            of security holders

     4.1    Amended Agreement of                  Exhibit A to the
            Limited Partnership*                  Prospectus filed under
                                                  the Partnership's
                                                  Amendment No. 1 to
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-15630)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     4.2    Subscription Agreement                Exhibit C to the
            Signature Page and Power of           Prospectus filed under
            Attorney whereby a subscriber         the Partnership's
            agrees to purchase Units and          Form S-11
            adopts the provisions of the          Registration
            Amended Agreement of Limited          Statement
            Partnership*                          (File 33-15630)

     4.3    Copy of Certificate of                Exhibit 4.3 to the
            Limited Partnership filed             Partnership's
            with the Massachusetts Secretary      Form S-11
            of State on June 30, 1987*            Registration
                                                  Statement
                                                  (File 33-15630)

     4.4    Copy of First Amendment and           Exhibit 4.4 to the
            Restatement of Certificate            Partnership's
            of Limited Partnership filed          Amendment No. 1 to
            with the Massachusetts Secretary      Form S-11
            of State on September 28, 1987*       Registration
                                                  Statement
                                                  (File 33-15630)

  10        Material contracts and other
            documents

     10.1   Form of Escrow Agreement*             Exhibit 10.1 to
                                                  the Partnership's
                                                  Form S-11
                                                  Registration Statement
                                                  (File 33-15630)

     10.2   Letter from John Hancock              Exhibit 10.2 to
            Subsidiaries, Inc. containing         the Partnership's
            undertaking as to the net             Form S-11
            worth of the General Partner*         Registration
                                                  Statement
                                                  (File 33-15630)

     10.3   Documents relating to
            205 Newbury Street

       (a)  Promissory Note between               Exhibit 10.3 (a) to
            John Hancock Realty Income            the Partnership's
            Fund-II Limited Partnership           Report on Form 10-K
            and Trustees of 205 Newbury           dated December 31, 1987
            Associates*                           (File 33-15630)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Mortgage Deed and Security            Exhibit 10.3 (b) to
            Agreement between John Hancock        the Partnership's
            Realty Income Fund-II Limited         Report on
            Partnership and Trustees of           Form 10-K dated
            205 Newbury Associates*               December 31, 1987
                                                  (File 33-15630)

     10.4   Documents relating to
            Park Square Shopping Center

       (a)  Agreement of Purchase and Sale        Exhibit 10.4(a)
            dated April 11, 1988, between         to the Partnership's
            Carolyn M. Johnson, as                Post-Effective
            Personal Representative of the        Amendment No. 2
            Estate of Curtis O. Johnson and       to Form S-11
            John Hancock Realty Equities,         Registration Statement
            Inc.*                                 (File 33-15630)

       (b)  Lease Guaranty dated July 15,         Exhibit 10.4(b)
            1988, by CMT Investments              to the Partnership's
            Limited Partnership to and            Post-Effective
            for the benefit of John Hancock       Amendment No. 2
            Realty Income Fund-II Limited         to Form S-11
            Partnership*                          Registration Statement
                                                  (File 33-15630)

     10.5   Documents relating to
            Fulton Business Park

       (a)  Agreement of Purchase and             Exhibit 10.5(a) to
            Sale dated August 10, 1988,           the Partnership's
            between Fulton Business Park          Post-Effective
            Associates and John Hancock           Amendment No. 3
            Realty Equities, Inc.*                to Form S-11
                                                  Registration Statement
                                                  (File 33-15630)
     10.6   Documents relating to
            Siete Square IV

       (a)  Promissory Note dated                 Exhibit 10.6(a) to the
            October 14, 1988, between             Partnership's Report
            John Hancock Realty Income            on Form 10-K dated
            Fund-II Limited Partnership           December 31, 1990
            and Siete Properties IV               (File 33-15630)
            General Partnership*

       (b)  Contingent Interest Agreement         Exhibit 10.6(b) to the
            dated October 14, 1988, between       Partnership's Report
            John Hancock Realty Income            on Form 10-K dated
            Fund-II Limited Partnership and       December 31, 1990
            Siete Properties IV General           (File 33-15630)
            Partnership*

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (c)  Deed of Trust, Assignment of          Exhibit 10.6(c) to the
            Rents and Security Agreement          Partnership's Report
            dated October 14, 1988, between       on Form 10-K dated
            John Hancock Realty Income            December 31, 1990
            Fund-II Limited Partnership,          (File 33-15630)
            Founder's Title Company and
            Siete Properties IV General
            Partnership*

       (d)  Letter of Credit Agreement            Exhibit 10.6(d) to the
            dated October 14, 1988, between       Partnership's Report
            Siete Properties IV General           on Form 10-K dated
            Partnership and John Hancock          December 31, 1990
            Realty Income Fund-II Limited         (File 33-15630)
            Partnership*

       (e)  Deed-in-lieu of Foreclosure           Exhibit 1 to Amendment
            between Siete Properties IV           Number 1 to the
            General Partnership and               Partnership's
            John Hancock Realty Income            Report on Form 10-K
            Fund-II Limited Partnership *         dated December 31, 1991
                                                  (File 0-17664)

       (f)  Agreement of Purchase and Sale        Exhibit 1 to the
            dated November 17, 1992               Partnership's
            between John Hancock Realty           Report on Form 8-K
            Income Fund-II and Century            dated December 10, 1992
            National Insurance Company *          (File 0-17664)

     10.7   Documents relating to
            JH Quince Orchard Partners

       (a)  Amended and Restated Partnership      Exhibit 10.7(a) to the
            Agreement dated December 28,          Partnership's Report
            1988, for QOCC-1 Associates among     on Form 10-K dated
            JH Quince Orchard Partners and        December 31, 1990
            Quad Properties Inc.*                 (File 33-15630)

       (b)  Amended and Restated Declaration      Exhibit 10.7(b) to the
            of Protective Covenants,              Partnership's Report
            Conditions and Restrictions of        on Form 10-K dated
            Quince Orchard Corporate Park         December 31, 1990
            dated December 27, 1988*              (File 33-15630)

       (c)  Partnership Agreement dated           Exhibit 10.7(c) to the
            December 23, 1988, between            Partnership's Report
            John Hancock Realty Income            on Form 10-K dated
            Fund-II Limited Partnership           December 31, 1990
            and John Hancock Realty Income        (File 33-15630)
            Fund-III Limited Partnership*

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     10.8   Documents relating to
            General Camera Corporation

       (a)  Mortgage dated June 30, 1989          Exhibit 1 to the
            by and between General                Partnership's Report
            Camera Corporation and                on Form 8-K dated
            John Hancock Realty Income            June 30, 1989
            Fund-II Limited Partnership*          (File 33-15630)

       (b)  Secured Note dated June 30,           Exhibit 2 to the
            1989 from General Camera              Partnership's
            Corporation to John Hancock           Report on Form
            Realty Income Fund-II Limited         8-K dated
            Partnership.*                         June 30, 1989
                                                  (File 33-15630)

       (c)  Guaranty dated June 30, 1989          Exhibit 3 to the
            by Richard Dibona, Margaret           Partnership's
            Dibona, Milton Keslow and             Report on Form
            Sandra Keslow to and for the          8-K dated
            benefit of John Hancock               June 30, 1989
            Realty Income Fund-II                 (File 33-15630)
            Limited Partnership.*

       (d)  First Amendment to Mortgage,          Page 53
            First Amendment to Assignment
            of Leases, and First Amendment to
            Assignment of Rents dated June 1,
            1994 by and between General
            Camera Corporation and John
            Hancock Realty Income Fund-II LP+

       (e)  First Amendment to Note dated         Page 63
            June 1, 1994 from General Camera
            Corporation and John Hancock Realty
            Income Fund-II LP+

     10.9   Documents relating to Miami
            International Distribution
            Center

       (a)  Agreement of Purchase and             Exhibit 1 to the
            Sale between National Life            Partnership's
            Insurance Company and John            Report on
            Hancock Realty Equities               Form 8-K dated
            Incorporated.*                        June 30, 1989
                                                  (File 33-15630)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Warranty deed dated July 31,          Exhibit 2 to the
            1989, between Palms of                Partnership's
            Carrollwood, Inc. and                 Report on
            John Hancock Realty Income            Form 8-K dated
            Fund-II Limited Partnership.*         June 30, 1989
                                                  (File 33-15630)

     10.10  Documents relating to Management
            Agreement

       (a)  Management Agreement dated            Exhibit 10.10(a) to the
            January 1, 1992 between               Partnership's Report on
            Hancock Realty Investors Incorporated      Form 10-K dated
            and John Hancock Realty Equities, Inc.*    December 31, 1992
                                                  (File 0-17664)

       (b)  Agreement Concerning Subcontracting   Exhibit 10.10(b)to the
            of Management Services Pertaining to  Partnership's Report on
            John Hancock Realty Income Fund-II    Form 10-K dated
            Limited Partnership dated May 28, 1993     December 31, 1993
            between John Hancock Realty Equities, (File 0-17664)
            Inc., Hancock Realty Investors,
            Incorporated and John Hancock Mutual
            Life Insurance Company*

     10.11  Documents relating to Executive
            Compensation Plans and Arrangements

       (a)  Amended Agreement of Limited          Exhibit A to the
            Partnership*                          Prospectus filed
                                                  under the
                                                  Partnership's
                                                  Amendment No. 1
                                                  to Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-15630)

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

(c)  Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-18.


-----------------------------
+Filed herewith
*Incorporated by reference

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.


                               JOHN HANCOCK REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP

                               By: John Hancock Realty Equities, Inc.
                                   General Partner



                               By: WILLIAM M. FITZGERALD
                                   ---------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 1995.


   Signatures                               Title
   ----------                               ------

                                   President (Principal Executive Officer)
                                   and
                                   Director of John Hancock Realty
                                   Equities,
WILLIAM M. FITZGERALD              Inc. (General Partner of Registrant)
-----------------------
William M. Fitzgerald


                                   Treasurer (Chief Accounting Officer)
                                   of John Hancock Realty Equities, Inc.
RICHARD E. FRANK                   (General Partner of Registrant)
-----------------------
Richard E. Frank


                                   Director of John Hancock Realty
                                   Equities,
MALCOLM G. PITTMAN, III            Inc. (General Partner of Registrant)
-----------------------
Malcolm G. Pittman, III


                                   Director of John Hancock Realty
                                   Equities,
SUSAN M. SHEPHERD                  Inc. (General Partner of Registrant)
-----------------------
Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                             CERTAIN EXHIBITS



                       YEAR ENDED DECEMBER 31, 1994



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))


(1)  Financial Statements                                         Page

     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1994 and 1993                  F-4

     Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992                              F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1994, 1993 and 1992                              F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1994 1993 and 1992                               F-7

     Notes to Financial Statements                                 F-9


(2)  Financial Statement Schedules

     Schedule III:  Real Estate and Accumulated Depreciation         F-18

     Schedule IV:   Mortgage Loans on Real Estate                    F-21


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsiblity is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP



February 3, 1995,
 except for Note 10,
 as to which the date
 is February 15, 1995

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                                    December 31,
                                                                1994            1993
                                                                ----            ----
Current assets:
 Cash and cash equivalents                                  $2,561,288       $3,742,273
 Restricted cash                                                24,557           26,099
 Other current assets                                           92,152           93,875
                                                           -----------      -----------
   Total current assets                                      2,677,997        3,862,247

Real estate loans                                            6,874,539        7,200,000
Investment in property:
 Land                                                        5,560,000        5,560,000
 Buildings and improvements                                 18,836,994       18,836,994
                                                           -----------      -----------
                                                            24,396,994       24,396,994
 Less:  accumulated depreciation                             3,896,483        3,268,285
                                                           -----------      -----------
                                                            20,500,511       21,128,709

Investment in joint venture                                  7,882,420        6,749,008
Long-term restricted cash                                       86,214           45,628
Deferred expenses, net of accumulated
 amortization of $992,527 in 1994
 and $706,622 in 1993                                        1,391,729        1,573,982
                                                           -----------      -----------
   Total assets                                            $39,413,410      $40,559,574
                                                           ===========      ===========
                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                        $200,424         $828,655
 Accounts payable to affiliates                                 30,213           10,539
                                                           -----------      -----------
   Total current liabilities                                   230,637          839,194

Partners' equity/(deficit):
 General Partner deficit                                     (151,822)        (146,449)
 Limited Partners' equity                                   39,334,595       39,866,829
                                                           -----------      -----------
   Total partners' equity                                   39,182,773       39,720,380
                                                           -----------      -----------
   Total liabilities and partners' equity                  $39,413,410      $40,559,574
                                                           ===========      ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                                   1994           1993           1992
                                                   ----           ----           ----
Income:
  Rental income                                $2,170,416     $2,296,571     $2,817,557
  Interest income                                 843,631        872,180        883,680
  Income from joint venture                       541,188        221,738        432,782
                                               ----------     ----------     ----------
     Total income                               3,555,235      3,390,489      4,134,019

Expenses:
  Depreciation                                    628,198        628,198        740,274
  Property operating expenses                     422,514        354,400        559,142
  General and administrative                      233,511        235,812        250,468
  Amortization of deferred
   expenses                                       285,905        236,162        193,923
  Loss on sale of property                              -              -      2,116,459
                                               ----------     ----------     ----------
     Total expenses                             1,570,128      1,454,572      3,860,266
                                               ----------     ----------     ----------
     Net income                                $1,985,107     $1,935,917       $273,753
                                               ==========     ==========     ==========

Allocation of net income/(loss):
  General Partner                                 $19,851        $19,359         $2,738
  John Hancock Limited Partner                          -              -      (155,207)
  Investors                                     1,965,256      1,916,558        426,222
                                               ----------     ----------     ----------
                                               $1,985,107     $1,935,917       $273,753
                                               ==========     ==========     ==========

Net income per Unit                                  $0.76          $0.74          $0.16
                                                    =====          =====          =====











                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
              Years Ended December 31, 1994, 1993, and 1992

                                                 General       Limited
                                                 Partner       Partners        Total
                                                 -------       --------        -----
Partners' equity/(deficit) at
  January 1, 1992
  (2,601,552 Units outstanding)                ($111,240)    $45,158,198    $45,046,958

Less:  Cash distributions                        (29,188)    (3,121,862)    (3,151,050)

Add: Net income                                     2,738        271,015        273,753
                                                 --------    -----------    -----------

Partners' equity/(deficit) at
  December 31, 1992
  (2,601,552 Units outstanding)                 (137,690)     42,307,351     42,169,661

Less:  Cash distributions                        (28,118)    (4,357,080)    (4,385,198)

Add: Net Income                                    19,359      1,916,558      1,935,917
                                                 --------    -----------    -----------

Partners' equity/(deficit) at
  December 31, 1993
  (2,601,552 Units outstanding)                 (146,449)     39,866,829     39,720,380

Less: Cash distributions                         (25,224)    (2,497,490)    (2,522,714)

Add: Net income                                    19,851      1,965,256      1,985,107
                                                 --------    -----------    -----------

Partner's equity/(deficit) at
  December 31, 1994
  (2,601,552 Units outstanding)                ($151,822)    $39,334,595    $39,182,773
                                                 ========    ===========    ===========










                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                             1994           1993           1992
                                                             ----           ----           ----
Operating activities:
 Net income                                              $1,985,107     $1,935,917     $  273,753

Adjustments to reconcile net
 income to net cash provided by
 operating activities:

   Amortization of deferred expenses                        285,905        236,162        193,923
   Depreciation                                             628,198        628,198        740,274
   Excess cash distributions over equity
     in net income of joint venture                        (28,510)        170,262        184,618
   Deferred expense write-off                                     -              -          8,723
   Loss on sale of property                                       -              -      2,116,459
                                                         ----------     ----------     ----------
                                                          2,870,700      2,970,539      3,517,750
 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                  (39,044)         27,454         19,317
   Decrease/(increase) in other current assets                1,723        105,995       (29,022)
   Decrease in other assets                                       -          4,200              -
   Increase/(decrease) in accounts payable
     and accrued expenses                                 (628,231)        614,857       (93,731)
   Increase/(decrease) in accounts payable to
     affiliates                                              19,674       (27,787)         10,965
                                                         ----------     ----------     ----------
      Net cash provided by operating
        activities                                        2,224,822      3,695,258      3,425,279

Investing activities:
 Proceeds from sale of property, net                              -              -      1,605,675
 Principal payments on real estate loans                    325,461              -              -
 Increase in deferred expenses                            (103,652)      (103,842)      (356,381)
 Increase in investment in joint venture                (1,104,902)      (177,341)              -
                                                         ----------     ----------     ----------
      Net cash provided by/(used in)
        investing activities                              (883,093)      (281,183)      1,249,294







                          Continued on Next Page

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                   STATEMENTS OF CASH FLOWS (Continued)

                                                                  Years Ended December 31,
                                                             1994           1993           1992
                                                             ----           ----           ----
Financing activities:
 Cash distributed to Partners, net                      (2,522,714)    (4,385,198)    (3,151,050)
                                                         ----------     ----------     ----------
      Net cash used in financing
        activities                                      (2,522,714)    (4,385,198)    (3,151,050)
                                                         ----------     ----------     ----------

      Net increase/(decrease) in cash
        and cash equivalents                            (1,180,985)      (971,123)      1,523,523

      Cash and cash equivalents at beginning
        of year                                           3,742,273      4,713,396      3,189,873
                                                         ----------     ----------     ----------

      Cash and cash equivalents at end
        of year                                          $2,561,288     $3,742,273     $4,713,396
                                                         ==========     ==========     ==========

























                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1994, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,575 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances.

     The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

2. Significant Accounting Policies
   -------------------------------
     The Partnership maintains its accounting records and recognizes rental income on the accrual basis.

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and has been designated as short or long-term based upon the term of the related lease agreement.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)
   -------------------------------
     Real estate loans are recorded at amortized cost unless it is determined by the General Partner that in economic substance the loan represents an investment in property or joint venture. In such instances, these investments are accounted for using the equity method.

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

     Investment in joint venture is recorded using the equity method.

     Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they apply. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the various lease terms.

     The net income per Unit for each year is calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of each year.

     No provision for income taxes has been made in the Financial
     Statements since such taxes are the responsibility of the individual Partners and Investors and not of the Partnership.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement
   -------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the General Partner to pay the Subordinated Allocation (defined in the Partnership Agreement) equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement), until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. However, any Distributable Cash from Operations, which is available as a result of reduction of working capital reserves funded by Capital Contributions of the Investors, will be distributed 100% to the Investors.

     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, then they are allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner. Notwithstanding the foregoing, any such profits or losses or other items which were based upon the Partnership's operations prior to the first day of the month in which the initial closing date occurred were allocated 1% to the General Partner and 99% to the John Hancock Limited Partner.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement (continued)
   -------------------------------------
     Upon the occurrence of a Sale, Financing or Repayment of a Partnership Investment, the General Partner first applies the proceeds to the payment of all debts and liabilities of the Partnership then due and then funds any reserves for contingent liabilities which it deems to be appropriate. Cash from Sales, Financings or Repayments are distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment; third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees, commissions and other costs incurred or paid for by the General Partner or its Affiliates during the three years ended December 31, 1994, 1993 and 1992 and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were $135,667, $138,697 and $125,640, respectively. These expenses are included in expenses on the Statements of Operations.

     Accounts payable to affiliates represents amounts due to the General Partner and its Affiliates for various services provided to the Partnership.

     The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

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

     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1994, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                          1995       $2,194,629
                          1996        2,168,197
                          1997        1,845,565
                          1998        1,631,943
                          1999        1,416,830
                    Thereafter        3,692,985
                                    -----------
                                    $12,950,149
                                    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

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

     On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as General Camera Corporation ("GCC"), located in New York, New York. Under the original terms of this loan agreement, GCC was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended to i) require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC is required to make payments of $60,416 per month on the first day of the month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995, payments of $85,416 per month are required on the first day of the month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

     On October 18, 1988, the Partnership made a $6,800,000 participating first mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as Siete Square. Under the terms of this loan agreement, the borrower was required to pay interest only monthly at an annual rate of 8.875% with the principal balance due on October 18, 1998. During 1990, the borrower was unable to meet the minimum required debt service payments, thereby placing the loan in default. In July 1990, the Partnership accepted a deed-in-lieu of foreclosure and realized a $2,800,000 write-down to record the investment at an estimated market value of $4,000,000. On December
     10, 1992, the Partnership sold the property for a net sales price of $1,605,675 and realized a loss on the sale in the amount of $2,116,459.

     Real estate loans are evaluated for collectibility on an on-going basis.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

7. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                 Unamortized Balance at December 31,
          Description                                                     1994           1993
          -----------                                                     ----           ----

      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan                                         $12,322         $16,114

      $113,468 acquisition fee for GCC
      mortgage loan.  This amount is
      amortized over the term of the loan.                               24,315          40,524

      $152,880 acquisition fee for the joint venture
      investment, the Affiliated Joint Venture.  This
      amount is amortized over a period of 31.5 years.                  123,962         128,816

      $1,203,097 acquisition fees paid to the
      General Partner.   Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.                  848,777         970,031

      $238,871 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                             105,252         115,823

      $549,414 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                             277,101         302,674
                                                                     ----------      ----------
                                                                     $1,391,729      $1,573,982
                                                                     ==========      ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

8. Investment in Joint Venture
   ---------------------------
     On December 28, 1988, the Partnership invested $14,726,079 to acquire a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III for cash in the aggregate amount of $7,325,672. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

     On December 28, 1988, the Affiliated Joint Venture acquired a 98% interest in QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs at the property.
     In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,243. As a result, the Affiliated Joint Venture held a 97.55% interest in QOCC-1 Associates at December 31, 1994.

     Summarized financial information for QOCC-1 Associates is as follows:

                                                                  Financial Position at
                                                                       December 31,
                                                                  1994              1993
                                                                  ----              ----
      Current assets                                            $185,785          $478,589
      Deferred expenses, net                                   2,428,865           829,343
      Other assets                                             1,004,518                 -
      Investment in property, net                             13,013,140        13,354,211
                                                             -----------       -----------
        Total assets                                         $16,632,308       $14,662,143
                                                             ===========       ===========

      Current liabilities                                       $429,182          $833,879
      Minority interest                                          373,162           265,122
      Partners' equity                                        15,829,964        13,563,142
                                                             -----------       -----------
        Total liabilities and equity                         $16,632,308       $14,662,143
                                                             ===========       ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

8. Investment in Joint Venture (continued)
   ---------------------------

                                                                   Results of Operations
                                                                  Years Ended December 31,
                                                                1994        1993         1992
                                                                ----        ----         ----
      Total income                                          $2,243,942  $1,294,989   $1,808,320
      Total expenses                                         1,144,080     853,695      936,323
                                                            ----------  ----------   ----------
        Net income                                          $1,099,862    $441,294     $871,997
                                                            ==========  ==========   ==========

9. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                                1994        1993         1992
                                                                ----        ----         ----
      Net income per Statements of Operations               $1,985,107  $1,935,917     $273,753


      Add/(less):Excess of book depreciation
                  over tax depreciation                        107,477     106,680      128,712
                Excess of book amortization
                  over tax amortization                        111,468      38,270       43,242
                Excess of tax loss over
                  book loss on disposition
                  of assets                                          -           -     (53,222)
                Other income and expense                     (178,404)     (8,075)      (8,075)
                                                            ----------  ----------     --------
      Net income for federal income tax purposes            $2,025,648  $2,072,792     $384,410
                                                            ==========  ==========     ========

10.  Subsequent Events

     On February 15, 1995 the Partnership made a cash distribution of $624,372 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1994, based on Distributable Cash from Operations for the quarter then ended.

                                JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                      SCHEDULE III

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              Year Ended December 31, 1994

                                                                           Costs
                                                                        Capitalized
                                                  Initial Costs to     Subsequent to            Gross Amount
                                                    Partnership         Acquisition At Which Carried at Close of Period
                                                    -----------         ----------- -----------------------------------
                                                           Buildings                             Buildings
                                                              and                                   and
Description                        Encumbrances   Land    Improvements  Improvements     Land   Improvements  Total (1)
-----------                        ------------   ----    ------------  ------------     ----   ------------   --------
Park Square
  Shopping Center
Brooklyn Park, MN                        -     $2,410,000  $10,419,611    $56,619    $2,410,000 $10,476,230  $12,886,230

Fulton Business Park
  Warehouse
Atlanta, GA                              -        520,000    4,584,494     34,292       520,000   4,618,786    5,138,786

Miami International
  Distribution Center
Miami, FL                                -      2,630,000    3,729,947      12,031    2,630,000   3,741,978    6,371,978
                                        --     ----------   ----------     -------   ----------  ----------  -----------

     Total                               -     $5,560,000  $18,734,052    $102,942   $5,560,000 $18,836,994  $24,396,994
                                        ==     ==========  ===========   =========   ========== ===========  ===========


                                JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                SCHEDULE III (Continued)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              Year Ended December 31, 1994



                                                                    Life on Which
                                                                   Depreciation in
                                                                   Latest Statement
                         Accumulated       Date of          Date    of Operations
Description            Depreciation (4)  Construction     Acquired   is Computed
-----------            ----------------  ------------     --------   -----------
Park Square
  Shopping Center
Brooklyn Park, MN        $2,251,339           1988        7/15/88   30 Years (2)
                                                                     5 years (3)

Fulton Business Park
  Warehouse
Atlanta, GA                 969,221           1986        9/20/88   30 Years (2)
                                                                     5 Years (3)
Miami International
  Distribution Center
Miami, FL                   675,923           1977        7/31/89   30 Years (2)
                        -----------                                  5 Years (3)

     Total               $3,896,483
                       ============


(1)The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1994 are as follows:

               Property                                            Amount
               --------                                            ------
          Park Square Shopping Center                           $12,760,226
          Fulton Business Park Warehouse                          5,110,858
          Miami International Distribution Center                 6,371,978
                                                                -----------
                                                                $24,243,062
                                                                ===========
   The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

(2)       Estimated useful life for buildings
(3)       Estimated useful life for improvements

(4)       Reconciliation of Real Estate and Accumulated Depreciation


                                JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                SCHEDULE III (Continued)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                              Year Ended December 31, 1994


                                                        Years Ended December 31,
                                                1994             1993              1992
                                                ----              ----             ----
Investment in Real Estate
 Balance at beginning of year               $24,396,994     $24,396,994      $28,399,294
 Dispositions                                         -               -       (4,002,300)
 Improvements                                         -               -                -
                                            -----------      -----------      -----------
                                            $24,396,994     $24,396,994        $24,396,994
                                            ===========      ===========      ===========
Accumulated Depreciation
 Balance at beginning of year                $3,268,285      $2,640,087       $ 2,179,979
 Additions charged to costs and expenses        628,198         628,198           740,274
 Dispositions                                         -              -           (280,166)
                                            -----------      -----------      -----------
 Balance at end of year                      $3,896,483      $3,268,285         $2,640,087
                                            ===========      ===========      ===========


                                JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                      SCHEDULE IV

                                             MORTGAGE LOANS ON REAL ESTATE
                                              Year Ended December 31, 1994


                                                            Final Maturity            Periodic
Description                         Interest Rate                Date              Payment Terms              Prior Liens
-----------                         -------------                ----              -------------              -----------
Participating first                  9.5% per annum           April 1, 1998          Monthly payments
mortgage on                          and 25% of net                                  of interest only.
an office/retail property            cash flow                                       The principal and
retail property                      from property                                   all accrued but
located in Boston, MA                operations                                      unpaid interest
                                                                                     are due on
                                                                                     April 1,1996

First mortgage on an                 11% per annum            July 1, 1996           Monthly payments
office/warehouse                                                                     of interest only
property located                                                                     through June 30,
1994,
in New York, NY                                                                      $60,416 through
                                                                                     June 30, 1995,
                                                                                     and $85,416, through
                                                                                     June 30, 1996.  The
                                                                                     principal and all accrued
                                                                                     and unpaid interest
                                                                                     but due on July 1, 1998

                                                                             Principal Amount
                                                                             of Loans Subject
                                                                              To Delinquent
                                  Face Amount            Carrying Amount       Principal or
Description                       of Mortgages           of Mortgages (1)        Interest
-----------                       ------------           ----------------        --------
Participating first                $1,700,000               $1,700,000               -
mortgage on
an office/retail property
retail property
located in Boston, MA


First mortgage on an
office/warehouse
in New York, NY                     5,174,539                5,174,539               -
                                   ----------               ----------           ------
                                   $6,874,539               $6,874,539               -
                                   ==========               ==========           ======
(1)  Aggregate cost for federal income tax purposes is the same as for book purposes.

                                JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                         (A Massachusetts Limited Partnership)

                                                SCHEDULE IV (Continued)

                                             MORTGAGE LOANS ON REAL ESTATE
                                              Year Ended December 31, 1994


INVESTMENT IN MORTGAGE LOANS

                                                       Year Ended December 31,
                                                 1994            1993              1992
                                                 ----            ----              ----
Balance at beginning of year                 $7,200,000       $7,200,000        $7,200,000
      New mortgage loans                             -                -                  -
      Collection of principal                   325,461                -                 -
      Foreclosures                                    -                -                 -
                                             ----------       ----------        ----------
Balance at end of year                       $6,874,539       $7,200,000        $7,200,000
                                             ==========       ==========        ==========