Form 10-Q
period 1995-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1995-05-15
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1995

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


                              (800) 722-5457
           (Registrant's telephone number, including area code)

                              Not Applicable
              (Former name, former address and former fiscal
                   year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              YES X   NO __

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)



                                  INDEX



PART I:   FINANCIAL INFORMATION                                   PAGE

   Item 1  -    Financial Statements:

                Balance Sheets at March 31, 1995 and
                December 31, 1994                                   3

                Statements of Operations for the Three
                Months Ended March 31, 1995 and 1994                4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1995 and
                for the Year Ended December 31, 1994                5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1995 and 1994                6

                Notes to Financial Statements                    7-14

   Item 2  -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   15-19


PART II:  OTHER INFORMATION                                         20

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1995           1994
                                                 ----           ----
Current assets:
  Cash and cash equivalents                  $2,775,434     $2,561,288
  Restricted cash                                40,232         24,557
  Other current assets                          286,742         92,152
                                            -----------    -----------
     Total current assets                     3,102,408      2,677,997

Real estate loans                             6,835,231      6,874,539
Investment in property:
  Land                                        5,560,000      5,560,000
  Buildings and improvements                 18,836,994     18,836,994
                                            -----------    -----------
                                             24,396,994     24,396,994
  Less:   accumulated depreciation            4,053,502      3,896,483
                                            -----------    -----------
                                             20,343,492     20,500,511

Investment in joint venture                   7,909,673      7,882,420
Long-term restricted cash                        94,755         86,214
Deferred expenses, net of accumulated
  amortization of $785,303 in 1995
  and $723,147 in 1994                        1,329,573      1,391,729
                                            -----------    -----------
     Total assets                           $39,615,132    $39,413,410
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $426,593       $200,424
  Accounts payable to affiliates                 31,444         30,213
                                            -----------    -----------
     Total current liabilities                  458,037        230,637

Partners' equity/(deficit):
  General Partner's deficit                   (152,078)      (151,822)
  Limited Partners' equity                   39,309,173     39,334,595
                                            -----------    -----------
     Total partners' equity                  39,157,095     39,182,773
                                            -----------    -----------
     Total liabilities and partners' equity $39,615,132    $39,413,410
                                            ===========    ===========
                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                 1995            1994
                                                 ----            ----
Income:
  Rental income                                $603,239       $516,933
  Interest income                               218,095        215,846
  Income/(loss) from joint venture              188,211      (131,638)
                                             ----------     ----------
     Total income                             1,009,545        601,141

Expenses:
  Depreciation                                  157,019        157,051
  Property operating expenses                   128,470        101,718
  General and administrative                     56,900         58,422
  Amortization of deferred expenses              62,156         70,220
                                             ----------     ----------
     Total expenses                             404,545        387,411
                                             ----------     ----------
     Net income                                $605,000       $213,730
                                             ==========     ==========

Allocation of net income:

  General Partner                                $6,050         $2,137
  John Hancock Limited Partner                        -              -
  Investors                                     598,950        211,593
                                             ----------     ----------
                                               $605,000       $213,730
                                             ==========     ==========

Net income per Unit                                $0.23          $0.08
                                             ==========     ==========















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1995 and
                       Year Ended December 31, 1994

                                          General     Limited
                                          Partner     Partners      Total
                                          -------     --------      -----

Partners' equity/(deficit) at
  January 1, 1994 (2,601,552
  Units outstanding)                    ($146,449) $39,866,829  $39,720,380

Less: Cash distributions                  (25,224) (2,497,490)  (2,522,714)

Add:  Net income                            19,851   1,965,256    1,985,107
                                         --------- -----------  -----------

Partners' equity/(deficit) at
  December 31, 1994 (2,601,552
  Units outstanding)                     (151,822)  39,334,595   39,182,773

Less: Cash Distributions                   (6,306)   (624,372)    (630,678)

Add:  Net Income                             6,050     598,950      605,000
                                         --------- -----------  -----------

Partners' equity/(deficit) at
  March 31, 1995 (2,601,552
  Units outstanding)                    ($152,078) $39,309,173  $39,157,095
                                         ========= ===========  ===========



















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                      Three Months Ended
                                                          March 31,
                                                      1995           1994
                                                      ----           ----
Operating activities:
  Net income                                        $605,000       $213,730
  Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation                                    157,019        157,051
     Amortization of deferred expenses                62,156         70,220
     Excess cash distributions over equity
      in net income/(loss) of joint venture         (27,253)         82,638
                                                   ---------      ---------
                                                     796,922        523,639
  Changes in operating assets and liabilities:
     (Increase)/decrease in restricted cash         (24,216)          2,159
     Increase in other current assets              (194,590)       (90,000)
     Increase in accounts payable
      and accrued expenses                           226,169         60,432
     Increase in accounts payable to
      affiliates                                       1,231         20,793
                                                  ----------     ----------
       Net cash provided by operating
          activities                                 805,516        517,023

Investing activities:
     Increase in investment in joint venture               -    (1,110,500)
     Principal payments on real estate loans          39,308              -
     Increase in deferred expenses and other
      assets                                               -       (27,597)
                                                  ----------     ----------
       Net cash provided by\(used in)
          investing activities                        39,308    (1,138,097)

Financing activities:
     Cash distributed to Partners                  (630,678)      (630,678)
                                                  ----------     ----------
       Net cash used in financing activities       (630,678)      (630,678)
                                                  ----------     ----------
       Net increase\(decrease) in cash and cash
        equivalents                                  214,146    (1,251,752)

       Cash and cash equivalents at beginning
        of year                                    2,561,288      3,742,273
                                                  ----------     ----------
       Cash and cash equivalents at end
        of period                                 $2,775,434     $2,490,521
                                                  ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 1995, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,644 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they relate. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the various lease terms.

       The net income per Unit for the three months ended March 31, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------------------
       No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual Partners and Investors and not of the Partnership.

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

       Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, all tax aspects of the Partnership's payment of the sales commissions from the Capital Contributions made by the John Hancock Limited Partner are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner. Notwithstanding the foregoing, any such profits or losses or other items which were based upon the Partnership's operations prior to the first day of the month in which the initial closing date occurred were allocated 1% to the General Partner and 99% to the John Hancock Limited Partner.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
       Upon the occurrence of a Sale, Financing or Repayment of a Partnership Investment, the General Partner first applies the proceeds to the payment of all debts and liabilities of the Partnership then due and then funds any reserves for contingent liabilities which it deems to be appropriate. Cash from Sales, Financings or Repayments is distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment; third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to
       Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees, commissions and other costs incurred and/or paid by the General Partner or its affiliates during the three months ended March 31, 1995 and 1994 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $31,444 and $31,332, respectively. These expenses are included in expenses on the Statements of Operations.

       Accounts payable to affiliates represent amounts due to the General Partner and its affiliates for various services provided to the Partnership.

       The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Investment in Property
   ----------------------
       Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                              March 31     December 31
                                                1995           1994
                                                ----           ----
          Park Square Shopping Center     $12,886,230      $12,886,230
          Fulton Business Park              5,138,786        5,138,786
          Miami International
           Distribution Center              6,371,978        6,371,978
                                          -----------      -----------
                                          $24,396,994      $24,396,994
                                          ===========      ===========

       The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis. The net book value of the property in the financial statements may be in excess of its current fair market value.

6. Real Estate Loans
   -----------------
       On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of this loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of this loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing.

       On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as General Camera Corporation Building, located in New York, New York. Under the original terms of this loan agreement, General Camera Corporation ("GCC") was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC is required to make payments of $60,416 per month on the first day of the month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995, payments of $85,416 per month are required on the first day of each month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

       Real estate loans are evaluated for collectibility on an on-going basis.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

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

       On December 28, 1988, the Affiliated Joint Venture acquired a 98% interest in QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,243. As a result, the Affiliated Joint Venture held a 97.55% interest in QOCC-1 Associates at March 31, 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Deferred Expenses
   -----------------

       Deferred expenses consist of the following:
                                                           Unamortized         Unamortized
                                                            Balance at          Balance at
              Description                                 March 31, 1995    December 31, 1994
              -----------                                 --------------    -----------------

        $35,072 acquisition fee for 205 Newbury St.
        loan.  This amount is amortized over the
        term of the loan.                                    $11,374            $12,322

        $113,468 acquisition fee for GCC mortgage
        loan.  This amount is amortized over the
        term of the loan.                                     20,263             24,315

        $152,880 acquisition fee for investment
        in the Affiliated Joint Venture.  This
        amount is amortized over a period of 31.5 years.     122,749            123,962

        $1,203,097 acquisition fees paid to the
        General Partner.  Prior to June 30, 1993,
        this amount was amortized over a period
        of 30 years.  Subsequent to June 30, 1993,
        the unamortized balance is amortized over
        a period of 8.5 years.                               818,464            848,777

        $171,949 of tenant improvements.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                    97,362            105,252

        $438,410 of lease commissions.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                   259,361            277,101
                                                          ----------         ----------
                                                          $1,329,573         $1,391,729
                                                          ==========         ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

9. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                          Three Months Ended March 31,
                                                              1995             1994
                                                              ----             ----

        Net income per Statements of Operations            $605,000          $213,730

        Add/(deduct): Excess of book depreciation
                        over tax depreciation                26,706            42,820
                      Excess of book amortization
                        over tax amortization                21,056           (2,701)
                     Other income                         (71,467)                 -
                                                          --------          --------
        Net income for federal income tax purposes         $581,295          $253,849
                                                           ========          ========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------
During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partners' contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Notes 5, 6 and 7 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- -------------------------------
At March 31, 1995 the Partnership had $2,775,434 in cash and cash equivalents, $40,232 in restricted cash and $94,755 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4% of the offering proceeds. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

A tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The tenant's lease obligations expired in December 1994. The General Partner has brought an action against the former tenant to obtain full collection of all delinquent and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The matter is not due to be heard by the court until October 1995. The General Partner subsequently secured two replacement tenants for the vacated space. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space subsequently vacated the space and is delinquent in rental payments and expense reimbursements due since November 1, 1994. The General Partner is using available remedies to obtain collection from this tenant of all obligations due under its lease agreement, which is scheduled to expire in September 2004. The General Partner has been seeking a replacement tenant for this space.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion commencing prior the end of the 1995 calendar year. In this regard the Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. A resolution of this matter is expected prior to the end of the 1995 calendar year.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------------------
During the second quarter of 1995, a tenant occupying approximately 31,000 square feet, or 20% of the rentable space at the Fulton Business Park, renewed its lease for an additional three year term. The Partnership will incur approximately $10,000 in lease costs in connection with this lease.

The Partnership did not incur any leasing costs during the first three months of 1995; however, the General Partner anticipates that the Partnership will incur an aggregate of approximately $367,000 of leasing costs at the Park Square Shopping Center, Fulton Business Park and Miami International Distribution Center during the remainder of 1995. The current balance in the working capital reserve should be sufficient to pay such costs.

During the three months ended March 31, 1995, approximately $2,500 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs in the aggregate amount of approximately $95,000 at its properties during the remainder of 1995. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $630,678, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 1995. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during each of the remaining three quarters of 1995.

Both of the borrowers on the Partnership's mortgage investments, 205 Newbury Associates and General Camera Corporation, remained current on their required debt service payments as of March 31, 1995 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loans will not be repaid upon maturity. Should either of the of the borrowers fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1994 by comparing each such carrying value to the related property's future undiscounted cash flows and recent independent or internal appraisals, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1994. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded. The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's investments.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1995 was $605,000, as compared to net income of $213,730 for the same period in 1994. The increase in net income is primarily attributable to an increase in income from the Partnership's joint venture investment as well as an increase in the performance of the Miami International Distribution Center.

Average occupancy for the Partnership's equity real estate investments for the three months ended March 31, 1995 was as follows:

       Park Square Shopping Center                              84%
       Fulton Business Park                                     83%
       Miami International Distribution Center                  87%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)                            100%

Rental income at the Partnership's properties for the three months ended March 31, 1995 increased by $86,306, or 17%, as compared to the three months ended March 31, 1994. Rental income at the Miami International Distribution Center increased by 32% between periods due to an increase in average occupancy from 67% to 87%. Rental income at the Fulton Business Park increased by 23% during the first three months of 1995 as compared to same period in 1994 primarily due to increases in the rental rates paid by certain tenants. In addition, the first three months of 1994 were affected by the fact that a then tenant at the Fulton Business Park was delinquent in its rental obligations during that period. Rental income at the Park Square Shopping Center was consistent between periods.

During the three months ended March 31, 1995 the Partnership was allocated income of $188,211 from its joint venture investment (the Affiliated Joint Venture), as compared to a loss of $131,638 during the same period during 1994, representing an increase of $319,849. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994.

Property operating expenses for the three months ended March 31, 1995 increased by $26,752, or 26%, as compared to the same period in 1994. The Partnership's share of property operating expenses at the Park Square Shopping Center increased by 52% between periods. This increase is primarily due to an overall increase in operating expenses, resulting primarily from an increase in real estate taxes. The Partnerships' share of property operating expenses at the Fulton Business Park increased by 64% between periods; however, included in the 1994 results is a refund of a portion of the prior year's real estate taxes. Excluding this amount, the Partnership's share of operating expenses at the property remained consistent between periods. The Partnership's share of property operating expenses at the Miami International Distribution Center was consistent between periods.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------------------
Amortization of deferred expenses decreased by $8,064, or 11%, during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease is primarily due to the expiration of certain leases at the Partnership's properties and the full amortization of the related leasing costs.

The General Partner believes that inflation has had no significant impact on income from operations during the three months ended March 31, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Three Months Ended March 31,
                                                              1995             1994
                                                              ----             ----
Net cash provided by operating
   activities (a)                                          $805,516          $366,023
Net change in operating assets and liabilities (a)          (8,594)           157,616
                                                           --------          --------
Net cash provided by operations (a)                         796,922           523,639
Increase in working capital reserves                      (166,244)                 -
                                                           --------          --------
Cash from operations (b)                                    630,678           523,639
Decrease in working capital reserves                              -           105,969
                                                           --------          --------
Distributable cash from operations (b)                     $630,678          $629,608
                                                           ========          ========

Allocation to General Partner                                $6,306            $5,236
Allocation to Investors                                     624,372           624,372
Allocation to John Hancock Limited Partner                        -                 -
                                                           --------          --------
                                                           $630,678          $629,608
                                                           ========          ========

  (a) Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.
  (b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
- --------------------

During the second quarter of 1995, the Partnership will make a cash distribution in the amount of $624,372 to the Investors, representing a 5% annualized return to all Investors of record at March 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner currently anticipates that the Partnership will be able to make comparable cash distributions during each of the remaining three quarters of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                       PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1995.

Item 3. Defaults upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on form 8-K

        (a)   There are no exhibits to this report
        (b) There were no reports on Form 8-K filed during the first quarter of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1995.


                               John Hancock Realty Income Fund-II
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         ---------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         ---------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)