Form 10-Q
period 1995-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1995-08-14
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1995

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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                     PAGE

  Item 1  -    Financial Statements:

                 Balance Sheets at June 30, 1995 and
                 December 31, 1994                                    3

                 Statements of Operations for the Three and
                 Six Months Ended June 30, 1995 and 1994              4

                 Statements of Partners' Equity for the
                 Six Months Ended June 30, 1995 and
                 for the Year Ended December 31, 1994                 5

                 Statements of Cash Flows for the Six
                 Months Ended June 30, 1995 and 1994                  6

                 Notes to Financial Statements                     7-14

  Item 2  -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       15-19


PART II:  OTHER INFORMATION                                           20

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)
                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                              June 30,     December 31,
                                                                1995           1994
                                                                ----           ----
Current assets:
  Cash and cash equivalents                                 $2,973,099     $2,561,288
  Restricted cash                                               13,023         24,557
  Other current assets                                         108,679         92,152
                                                           -----------    -----------
     Total current assets                                    3,094,801      2,677,997

Real estate loans                                            6,794,832      6,874,539
Investment in property:
  Land                                                       5,560,000      5,560,000
  Buildings and improvements                                18,836,994     18,836,994
                                                           -----------    -----------
                                                            24,396,994     24,396,994
  Less:   accumulated depreciation                           4,210,457      3,896,483
                                                           -----------    -----------
                                                            20,186,537     20,500,511

Investment in joint venture                                  7,955,403      7,882,420
Long-term restricted cash                                      100,037         86,214
Deferred expenses, net of accumulated
  amortization of $853,991 in 1995
  and $723,147 in 1994                                       1,301,342      1,391,729
                                                           -----------    -----------
     Total assets                                          $39,432,952    $39,413,410
                                                           ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $293,390       $200,424
  Accounts payable to affiliates                                37,188         30,213
                                                           -----------    -----------
     Total current liabilities                                 330,578        230,637

Partners' equity/(deficit):
  General Partner's deficit                                  (152,624)      (151,822)
  Limited Partners' equity                                  39,254,998     39,334,595
                                                           -----------    -----------
     Total partners' equity                                 39,102,374     39,182,773
                                                           -----------    -----------
     Total liabilities and partners' equity                $39,432,952    $39,413,410
                                                           ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                     Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                       1995       1994         1995         1994
                                                       ----       ----         ----         ----
Income:
  Rental income                                     $567,316    $497,638   $1,170,555  $1,014,571
  Interest income                                    219,747     208,640      437,842     424,486
  Income/(loss) from joint venture                   174,984      44,766      363,195    (86,872)
                                                    --------    --------   ----------  ----------
     Total income                                    962,047     751,044    1,971,592   1,352,185

Expenses:
  Depreciation                                       156,955     157,049      313,974     314,100
  Property operating expenses                        107,535     107,303      236,005     209,021
  General and administrative                          52,912      50,380      109,812     108,802
  Amortization of deferred expenses                   68,688      69,711      130,844     139,931
                                                    --------    --------   ----------  ----------
     Total expenses                                  386,090     384,443      790,635     771,854
                                                    --------    --------   ----------  ----------
     Net income                                     $575,957    $366,601   $1,180,957    $580,331
                                                    ========    ========   ==========  ==========
Allocation of net income:
  General Partner                                     $5,760      $3,666      $11,810      $5,803
  John Hancock Limited Partner                             -           -            -           -
  Investors                                          570,197     362,935    1,169,147     574,528
                                                    --------    --------   ----------  ----------
                                                    $575,957    $366,601   $1,180,957    $580,331
                                                    ========    ========   ==========  ==========
     Net income per Unit                               $0.22        $0.14       $0.45        $0.22
                                                    ========    ========   ==========  ==========

















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1995 and
                       Year Ended December 31, 1994

                                                  General       Limited
                                                  Partner       Partners      Total
                                                  -------       --------      -----
Partners' equity/(deficit) at
  January 1, 1994 (2,601,552
  Units outstanding)                           ($146,449)    $39,866,829  $39,720,380

Less: Cash distributions                         (25,224)    (2,497,490)  (2,522,714)

Add:  Net income                                   19,851      1,965,256    1,985,107
                                                 --------    -----------  -----------
Partners' equity/(deficit) at
  December 31, 1994 (2,601,552
  Units outstanding)                            (151,822)     39,334,595   39,182,773

Less: Cash Distributions                         (12,612)    (1,248,744)  (1,261,356)

Add:  Net Income                                   11,810      1,169,147    1,180,957
                                                 --------    -----------  -----------
Partners' equity/(deficit) at
  June 30, 1995 (2,601,552
  Units outstanding)                           ($152,624)    $39,254,998  $39,102,374
                                                 ========    ===========  ===========





















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               1995            1994
                                                               ----            ----
Operating activities:
  Net income                                                $1,180,957       $580,331
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                              313,974        314,100
     Amortization of deferred expenses                         130,844        139,931
     Cash distributions over/(under) equity
      in net income/(loss) of joint venture                   (72,983)         37,872
                                                           -----------    -----------
                                                             1,552,792      1,072,234
  Changes in operating assets and liabilities:
     (Increase)/decrease in restricted cash                    (2,289)          3,651
     Increase in other current assets                         (16,527)        (7,708)
     Increase/(decrease) in accounts payable
      and accrued expenses                                      92,966      (525,529)
     Increase in accounts payable to
      affiliates                                                 6,975         31,046
                                                           -----------    -----------
       Net cash provided by operating
         activities                                          1,633,917        573,694

Investing activities:
     Increase in investment in joint venture                         -    (1,104,902)
     Principal payments on real estate loans                    79,707        250,000
     Increase in deferred expenses and other assets           (40,457)       (47,240)
                                                           -----------    -----------
       Net cash provided by/(used in)
         investing activities                                   39,250      (902,142)

Financing activities:
     Cash distributed to Partners                          (1,261,356)    (1,260,286)
                                                           -----------    -----------
       Net cash used in financing activities               (1,261,356)    (1,260,286)
                                                           -----------    -----------
       Net increase/(decrease) in cash
        and cash equivalents                                   411,811    (1,588,734)

       Cash and cash equivalents at
        beginning of year                                    2,561,288      3,742,273
                                                           -----------    -----------
       Cash and cash equivalents at
        end of period                                       $2,973,099     $2,153,539
                                                           ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)
1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 1995 the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,649 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)
2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they relate. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

       The net income per Unit for the three and six months ended June 30, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
       Upon the occurrence of a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, the General Partner first applies the proceeds to the payment of all debts and liabilities of the Partnership then due and then funds any reserves for contingent liabilities which it deems to be appropriate. Cash from Sales, Financings or Repayments is distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment; third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to
       Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees and expenses incurred and/or paid by the General Partner or its affiliates on behalf of the Partnerhsip during the six months ended June 30, 1995 and 1994 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $68,632 and $72,917, respectively. These expenses are included in expenses on the Statements of Operations.

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

                                                             June 30,     December 31,
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
                                                           ===========    ===========

       The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through its expected future cash flows on an undiscounted basis, which may exceed the related property's current market value.

6. Real Estate Loans
   -----------------
       On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of this loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of this loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments.

       On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as the General Camera Corporation Building, located in New York, New York. Under the original terms of this loan agreement, General Camera Corporation ("GCC") was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of the month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995, payments of $85,416 per month are required on the first day of each month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

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

       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. As a result, the Affiliated Joint Venture held 97.55% of the invested capital in QOCC-1 Associates at June 30, 1995. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the partners in proportion to their invested capital until they receive a 9% return on invested capital; second, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return in excess of 9% on their invested capital.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)
8. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                                 Unamortized         Unamortized
                                                                  Balance at          Balance at
              Description                                       June 30, 1995     December 31, 1994
              -----------                                       -------------     -----------------
        $35,072 acquisition fee for 205 Newbury St.
        loan.  This amount is amortized over the
        term of the loan.                                           $10,427             $12,322

        $113,468 acquisition fee for GCC mortgage
        loan.  This amount is amortized over the
        term of the loan.                                            16,210              24,315

        $152,880 acquisition fee for investment
        in the Affiliated Joint Venture.  This
        amount is amortized over a period of 31.5 years.            121,536             123,962

        $1,203,097 acquisition fees paid to the
        General Partner.  Prior to June 30, 1993,
        this amount was amortized over a period
        of 30 years.  Subsequent to June 30, 1993,
        the unamortized balance is amortized over
        a period of 8.5 years.                                      788,150             848,777

        $173,492 of tenant improvements.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                           91,400             105,252

        $477,324 of lease commissions.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                          273,619             277,101
                                                                 ----------          ----------
                                                                 $1,301,342          $1,391,729
                                                                 ==========          ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)
9. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                             Six Months Ended June 30,
                                                                 1995          1994
                                                                 ----          ----
       Net income per Statements of Operations              $1,180,957       $580,331

       Add/(deduct):  Excess of book depreciation
                        over tax depreciation                   53,411         53,544
                      Excess of book amortization
                        over tax amortization                   42,225       (24,806)
                     Other income                           (142,935)              -
                                                           ----------       --------
       Net income for federal income tax purposes           $1,133,658       $604,069
                                                           ==========       ========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partners' contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. A descriptive list of these investments is set forth in Notes 5, 6 and 7 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
-------------------------------
At June 30, 1995 the Partnership had $2,973,099 in cash and cash equivalents, $13,023 in restricted cash and $100,037 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion commencing prior to the end of the 1995 calendar year. In this regard, the Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. A resolution of this matter is expected prior to the end of the 1995 calendar year.

At June 30, 1995 Fulton Business Park's occupancy was 82%. During the second quarter of 1995 two new tenants entered into leases which commence during the third quarter of 1995 and represent approximately 22,000 square feet, or 15% of the property. During the first six months of 1995, two existing tenants renewed their leases, one representing approximately 30,500 square feet, or 20% of the property, and the other representing approximately 6,500 square feet, who also decided to expand the space it occupies at the property by approximately 7,000 square feet, for an aggregate of approximately 13,500 square feet, or 9% of the property. However, two tenants occupying an aggregate of approximately 7,500 square feet, or 5% of the property, vacated the property upon the expiration of their leases during the first six months of 1995. The General Partner is seeking replacement tenants for this space.

During 1994 a tenant at the Fulton Business Park with a lease representing approximately 20,000 square feet, or 13% of the property, and who was delinquent in meeting its rental obligations, requested an amendment to its lease to reduce the amount of space it occupied by approximately 7,000 square feet, or 5% of the property. The General Partner agreed to the tenant's space reduction request, on the condition that the tenant execute a promissory note for delinquent amounts due under the lease. This tenant was current on rental payments due the Partnership as of June 30, 1995 and as of the date hereof but is delinquent in payments due under the promissory note as of July 1, 1995.

At June 30, 1995, the Park Square Shopping Center's occupancy was 84%. The General Partner will continue to offer aggressive rental packages in an effort to secure new tenants for the vacant space at the property.

Cash in the aggregate amount of $40,457 was used during the first six months of 1995 for the payment of leasing costs incurred at the Partnership's properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $239,000 of additional leasing costs at its properties during the remainder of 1995. The current balance in the working capital reserve should be sufficient to pay such costs.

During the six months ended June 30, 1995, approximately $7,900 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs in the aggregate amount of approximately $148,000 at its properties during the remainder of 1995. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $1,261,356, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first six months of 1995. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during the remaining six months of 1995.

Both of the borrowers on the Partnership's mortgage investments, 205 Newbury Associates and General Camera Corporation, remained current on their minimum required debt service payments as of June 30, 1995 and as of the date hereof. Contingent interest payments on the 205 Newbury Associates mortgage investment, which are based upon the net cash flow of the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loans will not be repaid upon maturity. Should either of the of the borrowers fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

The General Partner had the Fulton Business Park property independently appraised during the second quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $3,150,000 as of June 30, 1995, compared to the Partnership's cumulative investment in the property of approximately $5,139,000. The net book value of the Fulton Business Park property of approximately $4,093,000 at June 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of June 30, 1995.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1994 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent independent or internal appraisals, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1994. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's investments.

Results of Operations
---------------------
Net income for the six months ended June 30, 1995 was $1,180,957, as compared to net income of $580,331 for the same period in 1994. The increase in net income is primarily attributable to an increase in income from the Partnership's joint venture investment as well as an increase in the performance of the Miami International Distribution Center.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's equity real estate investments for the six months ended June 30, 1995 was as follows:

  Park Square Shopping Center                                           84%
  Fulton Business Park                                                  83%
  Miami International Distribution Center                               87%
  Quince Orchard Corporate Center (Affiliated Joint Venture)           100%

Rental income at the Partnership's properties for the six months ended June 30, 1995 increased by $155,984, or 15%, as compared to the six months ended June 30, 1994. Rental income at the Miami International Distribution Center increased by 29% between periods due to an increase in average occupancy from 67% to 87%. Rental income at the Fulton Business Park increased by 10% during the first six months of 1995 as compared to same period in 1994 primarily due to increases in the rental rates paid by certain tenants. In addition, the first six months of 1994 were affected by a decrease in rental income due to the fact that two tenants at the Fulton Business Park were delinquent in their rental obligations during that period. Rental income at the Park Square Shopping Center was consistent between periods.

During the six months ended June 30, 1995 the Partnership was allocated income of $363,195 from its joint venture investment (the Affiliated Joint Venture), as compared to a loss of $86,872 during the same period during 1994, representing an increase of $450,067. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994 under a lease with a rental rate greater than that which the former tenant paid.

Property operating expenses for the six months ended June 30, 1995 increased by $26,984, or 13%, as compared to the same period in 1994. The Partnership's share of property operating expenses at the Park Square Shopping Center increased by 11% between periods. This increase is primarily due to a 2% decrease in occupancy between periods and a corresponding decrease in tenant reimbursements for operating expenses. The Partnerships' share of property operating expenses at the Fulton Business Park increased by 36% between periods. This increase is due to the fact that a refund of a portion of the prior year's real estate taxes was received during the six months ended June 30, 1994 resulting in decreased property operating expenses during that period. Excluding such tax refund, the Partnership's share of operating expenses at the property remained consistent between periods. The Partnership's share of property operating expenses at the Miami International Distribution Center was consistent between periods.

Amortization of deferred expenses decreased by $9,087, or 7%, during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease is primarily due to the expiration of certain leases at the Partnership's properties and the full amortization of the related leasing costs.

The General Partner believes that inflation has had no significant impact on income from operations during the six months ended June 30, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                             Six Months Ended June 30,
                                                                1995           1994
                                                                ----           ----
Net cash provided by operating
   activities (a)                                           $1,633,917       $570,793
Net change in operating assets and liabilities (a)            (81,125)        501,441
                                                            ----------     ----------
Net cash provided by operations (a)                          1,552,792      1,072,234
Increase in working capital reserves                         (291,434)              -
                                                            ----------     ----------
Cash from operations (b)                                     1,261,358      1,072,234
Decrease in working capital reserves                                 -        187,232
                                                            ----------     ----------
Distributable cash from operations (b)                      $1,261,358     $1,259,466
                                                            ==========     ==========

Allocation to General Partner                                   12,614        $10,722
Allocation to Investors                                      1,248,744      1,248,744
Allocation to John Hancock Limited Partner                           -              -
                                                            ----------     ----------
                                                            $1,261,358     $1,259,466
                                                            ==========     ==========

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

During the third quarter of 1995, the Partnership will make a cash distribution in the amount of $624,372 to the Investors, representing a 5% annualized return to all Investors of record at June 30, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner currently anticipates that the Partnership will be able to make comparable cash distributions during each of the two remaining quarters of 1995.

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

Item 2. Changes in Securities

        There were no changes in securities during the second quarter of 1995.

Item 3. Defaults upon Senior Securities

        There were no defaults upon senior securities during the second quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on form 8-K

        (a)  There are no exhibits to this report
        (b) There were no reports on Form 8-K filed during the second quarter of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 1995.


                               John Hancock Realty Income Fund-II
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         --------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         --------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)