Form 10-Q
period 1995-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1995-11-14
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995

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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                     PAGE

  Item 1  -    Financial Statements:

               Balance Sheets at September 30, 1995 and
               December 31, 1994                                      3-4

               Statements of Operations for the Three and
               Nine Months Ended September 30, 1995 and 1994            5

               Statements of Partners' Equity for the
               Nine Months Ended September 30, 1995 and
               for the Year Ended December 31, 1994                     6

               Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994                 7

               Notes to Financial Statements                         8-15

  Item 2  -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        16-21


PART II:  OTHER INFORMATION                                            22

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
Current assets:
  Cash and cash equivalents                                 $3,407,101     $2,561,288
  Restricted cash                                               35,851         24,557
  Other current assets                                         160,351         92,152
                                                           -----------    -----------
     Total current assets                                    3,603,303      2,677,997

Real estate loans                                            6,677,621      6,874,539

Investment in property:
  Land                                                       5,560,000      5,560,000
  Buildings and improvements                                18,836,994     18,836,994
                                                           -----------    -----------
                                                            24,396,994     24,396,994
  Less:   accumulated depreciation                           4,367,414      3,896,483
                                                           -----------    -----------
                                                            20,029,580     20,500,511

Investment in joint venture                                  7,895,603      7,882,420

Long-term restricted cash                                      107,885         86,214

Deferred expenses, net of accumulated
  amortization of $922,153 in 1995
  and $723,147 in 1994                                       1,316,007      1,391,729
                                                           -----------    -----------
     Total assets                                          $39,629,999    $39,413,410
                                                           ===========    ===========









                          Continued on next page

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                        BALANCE SHEETS (Continued)
                               (Unaudited)

                     LIABILITIES AND PARTNERS' EQUITY

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
Current liabilities:

  Accounts payable and accrued expenses                       $528,886       $200,424
  Accounts payable to affiliates                                33,522         30,213
                                                           -----------    -----------
     Total current liabilities                                 562,408        230,637

Partners' equity/(deficit):

  General Partner's deficit                                  (152,972)      (151,822)
  Limited Partners' equity                                  39,220,563     39,334,595
                                                           -----------    -----------
     Total partners' equity                                 39,067,591     39,182,773
                                                           -----------    -----------
     Total liabilities and partners' equity                $39,629,999    $39,413,410
                                                           ===========    ===========

























                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                    1995        1994           1995        1994
                                                    ----        ----           ----        ----
Income:

  Rental income                                  $608,739     $573,736     $1,779,294  $1,588,307
  Interest income                                 220,680      208,884        658,522     633,370
  Income/(loss) from joint venture                193,829      139,528        557,024      52,656
                                               ----------   ----------     ----------  ----------
     Total income                               1,023,248      922,148      2,994,840   2,274,333

Expenses:

  Depreciation                                    156,957      157,050        470,931     471,150
  Property operating expenses                     148,708      155,068        384,713     364,089
  General and administrative expenses              53,524       50,723        163,336     159,525
  Amortization of deferred expenses                68,162       68,752        199,006     208,683
                                               ----------   ----------     ----------  ----------
     Total expenses                               427,351      431,593      1,217,986   1,203,447
                                               ----------   ----------     ----------  ----------
     Net income                                  $595,897     $490,555     $1,776,854  $1,070,886
                                               ==========   ==========     ==========  ==========

Allocation of net income:

  General Partner                                  $5,959       $4,906        $17,769     $10,709
  John Hancock Limited Partner                          -            -              -           -
  Investors                                       589,938      485,649      1,759,085   1,060,177
                                               ----------   ----------     ----------  ----------
                                                 $595,897     $490,555     $1,776,854  $1,070,886
                                               ==========   ==========     ==========  ==========

     Net income per Unit                             $0.23       $0.19          $0.68        $0.41
                                               ==========   ==========     ==========  ==========











                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1995 and
                       Year Ended December 31, 1994

                                                            General      Limited
                                                            Partner      Partners         Total
                                                            -------      --------         -----
Partners' equity/(deficit) at
  January 1, 1994 (2,601,552
  Units outstanding)                                     ($146,449)    $39,866,829    $39,720,380

Less:  Cash distributions                                  (25,224)    (2,497,490)    (2,522,714)

Add:   Net income                                            19,851      1,965,256      1,985,107
                                                           --------    -----------    -----------

Partners' equity/(deficit) at
  December 31, 1994 (2,601,552
  Units outstanding)                                      (151,822)     39,334,595     39,182,773

Less:  Cash distributions                                  (18,919)    (1,873,117)    (1,892,036)

Add:   Net income                                            17,769      1,759,085      1,776,854
                                                           --------    -----------    -----------

Partners' equity/(deficit) at
  September 30, 1995 (2,601,552
  Units outstanding)                                     ($152,972)    $39,220,563    $39,067,591
                                                           ========    ===========    ===========

















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                1995           1994
                                                                ----           ----
Operating activities:
  Net income                                                $1,776,854     $1,070,886
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                              470,931        471,150
     Amortization of deferred expenses                         199,006        208,683
     Cash distributions over/(under) equity
      in income/(loss) from joint venture                     (13,183)        218,585
                                                            ----------     ----------
                                                             2,433,608      1,969,304
  Changes in operating assets and liabilities:
     Decrease in restricted cash                              (32,965)       (58,179)
     Increase in other current assets                         (68,199)       (68,627)
     Increase/(decrease) in accounts payable
      and accrued expenses                                     328,462      (302,940)
     Increase in accounts payable to
      affiliates                                                 3,309         21,178
                                                            ----------     ----------
       Net cash provided by operating activities             2,664,215      1,560,736

Investing activities:
     Increase in investment in joint venture                         -    (1,104,902)
     Principal payments on real estate loans                   196,918        287,214
     Increase in deferred expenses and other assets          (123,284)       (47,240)
                                                            ----------     ----------
       Net cash provided by/(used in)
          investing activities                                  73,634      (864,928)

Financing activities:
     Cash distributed to Partners                          (1,892,036)    (1,890,145)
                                                            ----------     ----------
       Net cash used in financing activities               (1,892,036)    (1,890,145)
                                                            ----------     ----------
       Net increase/(decrease) in cash and cash
        equivalents                                            845,813    (1,194,337)

       Cash and cash equivalents at beginning
        of year                                              2,561,288      3,742,273
                                                            ----------     ----------
       Cash and cash equivalents at end
        of period                                           $3,407,101     $2,457,936
                                                            ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
       John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 1995 the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,649 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

       Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they relate. Subsequent to June 30, 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

       The net income per Unit for the three and nine months ended September 30, 1995 and 1994 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
       No provision for income taxes has been made in the Financial Statements since such taxes are the responsibility of the individual Partners and not of the Partnership.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
       Upon the occurrence of a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, the General Partner first applies the proceeds to the payment of all debts and liabilities of the Partnership then due and then funds any reserves for contingent liabilities which it deems to be appropriate. Cash from Sales, Financings or Repayments is distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment; third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to
       Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
       Fees and expenses incurred and/or paid by the General Partner or its affiliates on behalf of the Partnership during the nine months ended September 30, 1995 and 1994 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $99,897 and $105,455, respectively. These expenses are included in expenses on the Statements of Operations.

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

                                                          September 30,      December 31,
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

6. Real Estate Loans
   -----------------
       On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, have not been received since 1990 because the property has not generated any cash flow in excess of the required minimum debt service payments.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Real Estate Loans (continued)
   -----------------
       On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as the General Camera Corporation Building, located in New York, New York. Under the original terms of the loan agreement, General Camera Corporation ("GCC") was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of the month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995, payments of $85,416 per month are required on the first day of each month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

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

       On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,242. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Investment in Joint Venture (continued)
   ---------------------------
       Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return in excess of 9% on their invested capital.

8. Deferred Expenses
   -----------------
       Deferred expenses consist of the following:

                                                                  Unamortized        Unamortized
                                                                   Balance at         Balance at
              Description                                      September 30, 1995 December 31, 1994
              ------------                                     ------------------ -----------------
        $35,072 acquisition fee for 205 Newbury St.
        loan.  This amount is amortized over the
        term of the loan.                                            $9,479             $12,322

        $113,468 acquisition fee for GCC mortgage
        loan.  This amount is amortized over the
        term of the loan.                                            12,157              24,315

        $152,880 acquisition fee for investment
        in the Affiliated Joint Venture.  This
        amount is amortized over a period of 31.5 years.            120,322             123,962

        $1,203,097 acquisition fees paid to the
        General Partner.  Prior to June 30, 1993,
        this amount was amortized over a period
        of 30 years.  Subsequent to June 30, 1993,
        the unamortized balance is amortized over
        a period of 8.5 years.                                      757,837             848,777

        $223,773 of tenant improvements.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                          132,584             105,252

        $509,870 of lease commissions.  These amounts
        are amortized over the terms of the leases to
        which they relate.                                          283,628             277,101
                                                                 ----------          ----------
                                                                 $1,316,007          $1,391,729
                                                                 ==========          ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

9. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                           Nine Months Ended September 30,
                                                                  1995         1994
                                                                  ----         ----

        Net income per Statements of Operations               $1,776,854   $1,099,626

        Add/(deduct): Excess of book depreciation
                         over tax depreciation                    80,117       80,031
                      Excess of book amortization
                         over tax amortization                    66,239       37,209
                      Other income                             (214,403)            -
                                                              ----------   ----------
        Net income for federal income tax purposes            $1,708,807   $1,142,448
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

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, the Partnership had $3,407,101 in cash and cash equivalents, $35,851 in restricted cash and $107,885 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 5% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

A tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The tenant's lease obligations expired in December 1994. The General Partner has brought an action against the former tenant to obtain full collection of all delinquent and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The matter had been scheduled to be heard by the court during the fourth quarter of 1995; however, because the General Partner amended its complaint, the action has been delayed and the matter is currently expected to be heard by the court during the second quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner subsequently secured two replacement tenants for the vacated space at the Miami International Distribution Center. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space and whose lease is scheduled to expire in September 2004, subsequently vacated the space and is delinquent in rental payments and expense reimbursements due since November 1, 1994. The General Partner filed a complaint demanding payment from this tenant for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a default judgment against this tenant on November 1, 1995 and is seeking a final judgment in the amount of approximately $1,830,000 plus accrued interest from the date of the judgment. Based upon the financial condition of this tenant, there can be no assurance that the Partnership will be able to collect upon this amount. The General Partner has also been seeking a replacement tenant for this space.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion. In this regard, the Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. A resolution of this matter is expected during the first quarter of 1996.

The Fulton Business Park's occupancy was 95% at September 30, 1995 and is 100% occupied as of the date hereof. During the third quarter of 1995 two new tenants took occupancy of the property under leases representing approximately 22,000 square feet, or 15% of the property. Another new tenant entered into a lease representing approximately 7,500 square feet, or 5% of the property, which commenced on November 1, 1995. During the first nine months of 1995, two existing tenants renewed their leases, one representing approximately 30,500 square feet, or 20% of the property, and the other representing approximately 6,500 square feet. This latter tenant also decided to expand the space it occupies at the property by approximately 7,000 square feet, for an aggregate of approximately 13,500 square feet, or 9% of the property. However, two tenants occupying an aggregate of approximately 7,500 square feet, or 5% of the property, vacated the property upon the expiration of their leases during the first six months of 1995.

During 1994 a tenant at the Fulton Business Park with a lease representing approximately 20,000 square feet, or 13% of the property, and who was delinquent in meeting its rental obligations, requested an amendment to its lease to reduce the amount of space it occupied by approximately 7,000 square feet, or 5% of the property. The General Partner agreed to the tenant's space reduction request, on the condition that the tenant execute a promissory note for delinquent amounts due under the lease. Payments on the promissory note were originally scheduled to commence on July 1, 1995, however, the General Partner has amended the terms of the promissory note to provide for payments commencing on January 1, 1996. This tenant was current on rental payments due the Partnership as of September 30, 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
At September 30, 1995 the Park Square Shopping Center's occupancy was 86%. The General Partner will continue to offer aggressive rental packages in an effort to secure new tenants for the vacant space at the property.

Cash in the aggregate amount of $123,284 was used during the first nine months of 1995 for the payment of leasing costs incurred at the Partnership's properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $225,000 of additional leasing costs at its properties during the remainder of 1995. The current balance in the working capital reserve should be sufficient to pay such costs.

During the nine months ended September 30, 1995, approximately $42,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs in the aggregate amount of approximately $88,000 at its properties during the remainder of 1995. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the aggregate amount of $1,892,036, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first nine months of 1995. The General Partner anticipates that the Partnership will make a distribution during the fourth quarter of 1995 comparable to the distributions made during each of the first three quarters of 1995.

Both of the borrowers on the Partnership's mortgage investments, 205 Newbury Associates and General Camera Corporation, remained current on their minimum required debt service payments as of September 30, 1995 and as of the date hereof. Contingent interest payments on the 205 Newbury Associates mortgage investment, which are based upon the net cash flow of the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments. The entire unamortized principal balance and all accrued but unpaid interest on the mortgage loan to General Camera Corporation is due on July 1, 1996. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loans will not be repaid upon maturity. Should either of the borrowers fail to meet the minimum required debt service payments, there would be a material adverse affect upon the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

The General Partner had the Fulton Business Park property independently appraised during the second quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $3,150,000. The net book value of the Fulton Business Park property of approximately $4,054,000 at September 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of September 30, 1995. The Partnership's cumulative investment in the property, before accumulated depreciation is approximately $5,139,000.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1994 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent independent or internal appraisals, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1994. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's investments.

Results of Operations
---------------------
Net income for the nine months ended September 30, 1995 was $1,776,854, as compared to net income of $1,070,886 for the same period in 1994. The increase in net income is primarily attributable to an increase in income from the Partnership's joint venture investment (the "Affiliated Joint Venture") as well as an increase in the performance of the Miami International Distribution Center.

Average occupancy for the Partnership's equity real estate investments for the nine months ended September 30, 1995 was as follows:

     Park Square Shopping Center                                   85%
     Fulton Business Park                                          86%
     Miami International Distribution Center                       87%
     Quince Orchard Corporate Center
      (Affiliated Joint Venture)                                  100%

Rental income at the Partnership's properties for the nine months ended September 30, 1995 increased by $190,987, or 12%, as compared to the nine months ended September 30, 1994. Rental income at the Miami International Distribution Center increased by 23% between periods due to an increase in average occupancy from 68% to 87%. Rental income at the Fulton Business Park increased by 20% during the first nine months of 1995 as compared to same period in 1994 primarily due to increases in the rental rates paid by certain tenants. In addition, the first nine months of 1994 were affected by a decrease in rental income due to the fact that two tenants at the Fulton Business Park were delinquent in their rental obligations during that period. Rental income at the Park Square Shopping Center was consistent between periods.

The Partnership was allocated income of $557,024 from the Affiliated Joint Venture during the first nine months of 1995 as compared to $52,656 during the same period of 1994, representing an increase of $504,368. This increase is primarily due to the termination of the former tenant's lease at the Quince Orchard Corporate Center in September 1993 and the present tenant taking occupancy of the property in March 1994.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Property operating expenses for the nine months ended September 30, 1995 increased by $20,624, or 6%, as compared to the same period in 1994. The Partnership's share of property operating expenses at the Miami International Distribution Center increased by 9% between periods primarily due to certain non-recurring maintenance and repairs incurred at the property during the nine months ended September 30, 1995. The Partnerships' share of property operating expenses at the Fulton Business Park increased by 23% between periods primarily due to the fact that a refund of a portion of the prior year's real estate taxes was received during the nine months ended September 30, 1994, and, therefore, decreased property operating expenses during that period. Excluding such tax refund, the Partnership's share of operating expenses at the property remained consistent between periods. The Partnership's share of property operating expenses at the Park Square Shopping Center was consistent between periods.

The General Partner believes that inflation has had no significant impact on income from operations during the nine months ended September 30, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Nine Months Ended September 30,
                                                                1995              1994
                                                                ----              ----
Net cash provided by operating
   activities (a)                                           $2,664,215       $1,560,736
Net change in operating assets and liabilities (a)           (230,607)          408,568
                                                            ----------       ----------
Net cash provided by operations (a)                          2,433,608        1,969,304
Increase in working capital reserves                         (541,570)         (77,266)
                                                            ----------       ----------
Cash from operations (b)                                     1,892,038        1,892,038
Decrease in working capital reserves                                 -                -
                                                            ----------       ----------
Distributable cash from operations (b)                      $1,892,038       $1,892,038
                                                            ==========       ==========

Allocation to General Partner                                  $18,920          $18,920
Allocation to Investors                                      1,873,118        1,873,118
Allocation to John Hancock Limited Partner                           -                -
                                                            ----------       ----------
                                                            $1,892,038       $1,892,038
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

During the fourth quarter of 1995, the Partnership will make a cash distribution in the amount of $624,372 to the Investors, representing a 5% annualized return to all Investors of record at September 30, 1995, based on Distributable Cash from Operations for the quarter then ended.

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

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1995.

Item 3. Defaults upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on form 8-K

        (a)   There are no exhibits to this report
        (b) There were no reports on Form 8-K filed during the third quarter of 1995.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1995.


                               John Hancock Realty Income Fund-II
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         -------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         -------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)