Form 10-K
period 1995-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1996-03-29
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995

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

                               YES  X   NO
                                    ---    ---
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


                      Exhibit Index on Pages 25 - 30

                            TABLE OF CONTENTS




                                  PART I


  Item 1   Business                                                  3
  Item 2   Properties                                                7
  Item 3   Legal Proceedings                                         9
  Item 4   Submission of Matters to a Vote
             of Security Holders                                     9


                                 PART II


  Item 5   Market for the Partnership's Securities and Related
             Security Holder Matters                                 9
  Item 6   Selected Financial Data                                  11
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    12
  Item 8   Financial Statements and Supplementary Data              19
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                 19


                                 PART III


  Item 10  Directors and Executive Officers of the Partnership      19
  Item 11  Executive Compensation                                   22
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                         22
  Item 13  Certain Relationships and Related Transactions           23


                                 PART IV


  Item 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                    25

           Signatures                                               31

                                  Part I

Item 1 - Business

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1995, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,666 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

The Units were offered and sold to the public during the period from October 2, 1987 to January 2, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing, income-producing retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating first mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repairs, replacements, contingencies and anticipated obligations. The income received from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive overbuilding, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area and ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to specific retail, industrial or office tenants, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rent when due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

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

On March 10, 1988, the Partnership made a participating mortgage loan to 205 Newbury Associates secured by a first mortgage on 205 Newbury Street, an office and retail property located in Boston, Massachusetts. The property contains 7,029 net rentable square feet of office and retail space. The loan has a term of 120 months with interest only payable to the Partnership on a monthly basis at a fixed interest rate of 9.5% per annum. The full amount of the principal and accrued but unpaid interest is due and payable to the Partnership on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay contingent interest payments to the Partnership in the amount of 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. 205 Newbury Associates remains current on its minimum required debt service payments as of December 31, 1995 and as of the date hereof.

Contingent interest payments, which are based on the net cash flow from the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments. The General Partner has no reason to believe, based upon current information and events, that the minimum debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. Although market conditions in Boston, Massachusetts weakened after the mortgage investment was made, market conditions stabilized during 1993 and have improved since that time, resulting in increasing market rental rates and a decline in vacancies. The General Partner anticipates that these positive trends will continue during 1996.

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a neighborhood shopping center located in Brooklyn Park, Minnesota. The Brooklyn Park real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1996 and, therefore, no increase in market rental rates is anticipated.

On September 20, 1988, the Partnership acquired Fulton Business Park, a warehouse/distribution/office facility located in Atlanta, Georgia. Real estate market conditions for industrial space in Atlanta have declined since the Partnership purchased Fulton Business Park. However, during 1994 and 1995, vacancies in the Atlanta industrial real estate market declined and rental rates increased. Although construction of new industrial projects continues and a significant amount of rentable space remains vacant, demand for industrial space in Atlanta is expected to exceed the amount of space made available through new construction. Therefore, the General Partner expects relatively favorable market conditions for industrial space in Atlanta to continue during 1996.

On October 18, 1988, the Partnership made a participating first mortgage loan to Siete Properties IV secured by a first mortgage on the Siete Square IV Office Building ("Siete Square"), a four-story garden office building located in Phoenix, Arizona. During 1990, the borrower was unable to meet the minimum required debt service payments and on July 25, 1990, the Partnership acquired title to this property by a deed-in-lieu of foreclosure. On December 10, 1992 the Partnership sold Siete Square to a non-affiliated buyer for a net sales price of $1,605,675. Of this amount the Partnership distributed $1,456,869 to the Investors, $116,550 to the John Hancock Limited Partner and retained $32,256 in working capital reserves.

On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Affiliated Joint Venture then contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. Since the second quarter of 1989, the Partnership has held a 50% interest in the Affiliated Joint Venture. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of the seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period.

On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation ("GCC"), a non-affiliated borrower, secured by a first mortgage on 540 West 36th Street, a 72,000 square foot office/warehouse/service facility located in New York, New York. In addition, the loan is personally guaranteed by the principal stockholders of GCC. Under the original terms of the loan agreement, GCC was required to pay interest only monthly at an annual rate of 11% with the entire principal balance and all accrued but unpaid interest due on July 1, 1996. The property had been primarily occupied by GCC. However, during the second quarter of 1994, GCC sold substantially all of its operating assets (but not the land and building securing the Partnership's mortgage loan) to a non-affiliated buyer. In connection with this sale, approximately 70% of the building was leased to the buyer of the operating assets. The General Partner consented to the lease transaction in consideration of GCC providing the Partnership with additional security for the mortgage loan in addition to the Partnership's security interest in the property and the personal guaranty of the principal stockholders of GCC, both of which the Partnership retains. Such additional security included, among other things, a one-time payment in the amount of $250,000 towards the outstanding principal balance of the loan and a requirement that all future monthly payments under the loan include amounts to amortize the outstanding principal balance of the loan. GCC remained current on its minimum required debt service payments as of December 31, 1995 and as of the date hereof. The General Partner has no reason to believe, based upon current information, events and representations made by GCC's management, that the minimum debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid.

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a warehouse/distribution facility located in Miami, Florida. The General Partner acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. As of July 31, 1989 the General Partner transferred title to the Partnership at its original cost.

The MIDC property is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. The Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The Miami Airport Authority has indicated that it will further apprise the General Partner of its intentions regarding the property during the second quarter of 1996.

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

Item 2 - Properties

As of December 31, 1995, the Partnership held the following investment portfolio:

Park Square Shopping Center
---------------------------
On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property, substantially completed during the first quarter of 1988, contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1995 was 85%.

Fulton Business Park Warehouse
------------------------------
On September 20, 1988, the Partnership purchased the Fulton Business Park located in Atlanta, Georgia, from a non-affiliated seller. The property, completed in 1986, contains 150,535 square feet of rentable space located on an 8 acre site.

The average occupancy for Fulton Business Park for the year ended December 31, 1995 was 87%.

JH Quince Orchard Partners
--------------------------
On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates requires that the Affiliated Joint Venture contribute 95% of any additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1995 was 100%.

Miami International Distribution Center
---------------------------------------
On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1995 was 87%.

As of December 31, 1995 the Partnership held the following mortgage loans in its investment portfolio:

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

Loan to General Camera Corporation
----------------------------------
On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation, a non-affiliated borrower, secured by a first mortgage on a 72,000 square foot office/warehouse/service facility located at 540 West 36th Street, New York, New York.

The foregoing investments of the Partnership are further described in Item 7 of this Report.

Item 3 - Legal Proceedings

In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other Affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants.

The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. The complaint alleged, among other things, that the marketing materials for the Partnership and the affiliated limited partnerships did not contain adequate risk disclosures.

The General Partner believes the allegations are totally without merit and will vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1995.

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

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(b)  Number of Security Holders
                                 Number of
                               Record holders          Number of Units
                                   as of              outstanding as of
  Title of Class             December 31, 1995        December 31, 1995
  --------------             -----------------        -----------------
  Assignee Units                   4,666                  2,601,552

(c)  Dividend History and Restrictions

During the fiscal years ended December 31, 1995 and 1994, the Partnership distributed cash in the amount of $2,522,718 and $2,522,714, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). These amounts were allocated to the General Partner, John Hancock Limited Partner and the Investors in accordance with the terms of the Partnership Agreement.

(c)  Dividend History and Restrictions (continued)

The following table reflects cash distributions made during the two year period ended December 31, 1995:

                                                       Amount Paid to
     Date of          Amount of      Amount Paid to     John Hancock    Amount Paid     Distribution
   Distribution      Distribution   General Partner   Limited Partner   to Investors       Per Unit
   ------------      -----------    ---------------   ---------------   -----------        --------
  February 15, 1994     $630,678            $6,307              -         $624,372           $0.24
  May 13, 1994           629,609             5,236              -          624,373            0.24
  August 15, 1994        629,858             5,486              -          624,372            0.24
  November 15, 1994      632,569             8,196              -          624,373            0.24
  February 15, 1995      630,679             6,307              -          624,372            0.24
  May 15, 1995           630,680             6,307              -          624,373            0.24
  August 15, 1995        630,679             6,307              -          624,372            0.24
  November 15, 1995      630,680             6,307              -          624,373            0.24

The source of future cash distributions is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. The General Partner anticipates that the Partnership will make cash distributions in 1996 comparable to those made during 1995. For a further discussion on the financial condition and results of operations of the Partnership, see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                        Years Ended December 31,
                                         1995        1994         1993        1992         1991
                                         ----        ----         ----        ----         ----
Rental income                        $2,447,532   $2,170,416  $2,296,571   $2,817,557  $2,885,906
Interest income                         879,508      843,631     872,180      883,680     933,924
Income from joint venture               755,198      541,188     221,738      432,782     445,670
Net income                            2,414,024    1,985,107   1,935,917      273,753   2,258,118
Net income per Unit (b)                    0.92        0.76         0.74        0.16         0.86
Ordinary tax income (a)               2,515,024    2,025,648   2,072,792      384,410   2,456,533
Ordinary tax income per Unit (b)           0.96        0.77         0.79        0.21         0.93
Cash distributions per Unit from
 operations                                0.96        0.96         1.07        1.20         1.25
Distributable cash from sales or
 refinancings                                 -            -           -    1,573,419           -
Cash distribution per Unit from
 sales or refinancings                        -            -        0.56            -           -
Cash and cash equivalents at
 December 31                          3,520,394    2,561,288   3,742,273    4,713,396   3,189,873
Total assets at December 31          39,349,380   39,413,410  40,559,574   42,421,785  45,381,848


(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                        Years Ended December 31,
                                         1995        1994         1993        1992         1991
                                         ----        ----         ----        ----         ----
  General Partner                       $25,150      $20,256     $20,728       $3,844     $24,565
  John Hancock Limited Partner                -            -           -    (159,110)           -
  Investors                           2,489,874    2,005,392   2,052,064      539,676   2,431,968
                                     ----------   ----------  ----------     --------  ----------
     Total                           $2,515,024   $2,025,648  $2,072,792     $384,410  $2,456,533
                                     ==========   ==========  ==========     ========  ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1995, 1994, 1993, 1992 and 1991. The ordinary tax income per Unit as presented for 1995, 1994, 1993, 1992 and 1991 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 1995, the Partnership had $3,520,394 in cash and cash equivalents, $26,240 in restricted cash and $106,027 in long-term restricted cash. The Partnership's cash and cash equivalents increased by $959,106 from December 31, 1994 to December 31, 1995 primarily as a result of principal payments made on the General Camera Corporation mortgage loan as well as the Partnership retaining net cash provided by operations in order to replenish the balance of its working capital reserves.

The Partnership has a working capital reserve with a current balance of approximately 5.6% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner has brought an action against the former tenant to obtain full collection of all delinquent and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The matter had been scheduled to be heard by the court during the fourth quarter of 1995; however, because the General Partner amended its complaint to include additional defendants, the court rescheduled the hearing date. The matter is now expected to be heard during the third quarter of 1996. Should the Partnership prevail in the action, there can be no assurance that the Partnership will be able to collect all, or any, of this amount. The General Partner will continue to pursue all available legal remedies in an effort to obtain collection from this former tenant.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner subsequently secured two replacement tenants for the vacated space at the Miami International Distribution Center. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space (and whose lease is scheduled to expire in September 2004) subsequently vacated its space and has been delinquent in its rental payments and expense reimbursements due since November 1, 1994. The General Partner filed a complaint demanding payment from this tenant for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a default judgment in the amount of approximately $1,830,000 against this tenant on November 1, 1995 and received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. The final judgment amount represents the aggregate of the default judgment amount plus interest thereon from the default judgment date through the final judgment date. Based upon the financial condition of this tenant, there can be no assurance that the Partnership will be able to collect all, if any, of the judgment amount. The General Partner has also been seeking a replacement tenant for this space.

During 1996, one tenant's lease representing approximately 50,000 square feet, or 23% of the property, is scheduled to expire. The General Partner is currently negotiating with this tenant for a lease renewal. If the General Partner is unable to secure a renewal, then it will seek a replacement tenant, or tenants, for this space.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. The Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The Miami Airport Authority has indicated that it will further apprise the General Partner of its intentions regarding the property during the second quarter of 1996.

The Fulton Business Park's occupancy was 100% at December 31, 1995. During 1995, three new tenants took occupancy at the property under leases representing an aggregate of approximately 29,500 square feet, or 20% of the property. In addition, two existing tenants renewed their leases during 1995. One of the leases represents approximately 30,500 square feet, or 20% of the property, and the other lease represents approximately 6,500 square feet, or 4% of the property. This latter tenant also decided to expand the space it occupies at the property by approximately 7,000 square feet, for an aggregate of approximately 13,500 square feet, or 9% of the property. Two tenants occupying an aggregate of approximately 7,500 square feet, or 5% of the property, vacated the property upon the expiration of their leases during 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During 1994, a tenant at the Fulton Business Park holding a lease representing approximately 20,000 square feet, or 13% of the property, and who had been delinquent in meeting its rental obligations, requested an amendment to its lease to reduce the amount of space it occupied by approximately 7,000 square feet, or 5% of the property. The General Partner agreed to the tenant's request and the lease was amended i) to reduce the amount of space occupied by the tenant and ii) to provide for payment of the delinquent amounts due (approximately $19,000). Payments on the delinquent amounts were originally scheduled to commence on July 1, 1995. At the request of the tenant, the lease was further amended to provide for payments on the delinquent amounts commencing on January 1, 1996. The tenant has not made any payments due on the delinquent amounts note since January 1, 1996 and is delinquent on rental payments due since December 1995. As a result, the General Partner terminated the tenants lease effective February 9, 1996. As of the date hereof, the tenant is in the process of vacating the space. The General Partner is actively seeking a replacement tenant for this space.

During 1996, a lease representing approximately 5,000 square feet, or 3% of the property, is scheduled to expire. The General Partner believes that, given current market conditions, Fulton Business Park will be able to retain existing tenants or secure a new tenant, or tenants, at the property during 1996.

At December 31, 1995, the Park Square Shopping Center's occupancy was 86%. During 1996, six leases representing approximately 13,000 square feet, or 10% of the property, are scheduled to expire. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

Cash in the aggregate amount of $197,252 was used during 1995 for the payment of leasing costs incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur an aggregate of approximately $371,000 of leasing costs at its properties during 1996. The current balance in the working capital reserve should be sufficient to pay such costs.

During 1995, approximately $108,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center and the Fulton Business Park. The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance costs in the aggregate amount of approximately $124,000 at its properties during 1996. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the aggregate amount of $2,522,718, generated from the Partnership's operations, was distributed to the General Partner and the Investors during 1995. The General Partner anticipates that the
Partnership will be able to make comparable distributions during 1996.

Both of the borrowers on the Partnership's mortgage investments, 205 Newbury Associates and General Camera Corporation, remained current on their minimum required debt service payments as of December 31, 1995 and as of the date hereof. Contingent interest payments on the 205 Newbury Associates mortgage investment, which are based upon the net cash flow of the property, have not been received since 1990 because the property has not generated any cash flow in excess of the minimum required debt service payments. The entire unamortized principal balance and all accrued but unpaid interest on the mortgage loan to General Camera Corporation is due on July 1, 1996. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loans will not be repaid. Should either of the borrowers fail to meet the minimum required debt service payments, there would be a material adverse effect on the Partnership's liquidity as well as a permanent impairment in the book value of the mortgage investment.

The General Partner had the Fulton Business Park property independently appraised during the second quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $3,150,000. The net book value of the Fulton Business Park property of approximately $4,016,000 at December 31, 1995 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of December 31, 1995. The Partnership's cumulative investment in the property, before accumulated depreciation, is approximately $5,139,000.

The General Partner evaluated the carrying value of each of the Partnership's other properties and its joint venture investment as of December 31, 1995 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1995. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's investments.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Net income for the year ended December 31, 1995 was $2,414,024 as compared to $1,985,107 in 1994 and $1,935,917 in 1993.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                Years Ended December 31,
                                                1995      1994      1993
  Park Square Shopping Center                   85%       85%       93%
  Fulton Business Park                          87%       84%       82%
  Miami International Distribution Center       87%       70%       92%
  Quince Orchard Corporate Center
     (Affiliated Joint Venture)                 100%      83%       75%


Rental income for the year ended December 31, 1995 increased by $277,116, or 13%, as compared to 1994 and by $150,961, or 7%, as compared to 1993. Rental income at the Miami International Distribution Center increased by 23% during 1995 as compared to 1994 and by 10% as compared to 1993. The increase in 1995 as compared to 1994 is primarily due to a 17% increase in average occupancy. The increase in 1995 as compared to 1993 resulted from a tenant that ceased making rental payments in July 1993 and vacated the property in September 1993. Rental income at the Fulton Business Park increased by 28% and 26% as compared to 1994 and 1993, respectively. These increases were primarily due to an increase in average occupancy at the property and increases in the rental rates paid by certain tenants. Rental income at the Park Square Shopping Center was consistent between periods.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1995 increased by $214,010, or 40%, and by $533,460, or 241%, as compared to 1994 and 1993, respectively. The increase in 1995 as compared to 1994 is primarily due to a 17% increase in average occupancy at the Quince Orchard Corporate Center. The increase in 1995 as compared to 1993 is also due to a 25% increase in average occupancy at the Quince Orchard Corporate Center and the fact that the current lease on the property is for a rental rate that is higher than that provided by the former lease.

During 1995, the Partnership's share of property operating expenses increased by $114,099, or 27%, as compared to 1994 and by $182,213, or 51%, as compared to 1993. Included in the 1993 results is a refund of a portion of the prior year's real estate taxes due to a successful appeal of the assessed valuation of the Siete Square property, which was sold in December 1992.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The Partnership's share of property operating expenses at the Miami International Distribution Center increased by 48% in 1995 as compared to 1994 and by 23% as compared to 1993. The property incurred approximately $84,000 and $4,500 of non-recurring maintenance and repair expenses during 1995 and 1994, respectively. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 7% in 1995 as compared to 1994 and decreased by 13% as compared to 1993. The increase in 1995 as compared to 1994 is primarily due to legal costs incurred in connection with collecting delinquent rental amounts due from certain former tenants. The decrease in 1995 as compared to 1993 is primarily due to cleanup expenses incurred in 1993 as a result of damage caused by Hurricane Andrew.

During 1995, the Partnership's share of property operating expenses at the Park Square Shopping Center decreased by 6% as compared to 1994 and increased by 55% as compared to 1993. During 1994, the property incurred approximately $8,000 in non-recurring maintenance and repair expenses. Excluding this amount, the Partnership's share of property operating expenses at the property was consistent between 1995 and 1994. A decline in occupancy at the property in 1995 as compared to 1993 resulted in a decrease in the amount of expenses reimbursed by the tenants and a corresponding increase in property operating expenses incurred by the Partnership.

The Partnership's share of property operating expenses incurred at the Fulton Business Park during 1995 increased by 43% as compared to 1994 and 53% as compared to 1993. During 1995 and 1994, the Fulton Business Park incurred approximately $24,000 and $14,000, respectively in non-recurring maintenance and repair expenses. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 36% and 18% during 1995 as compared to 1994 and 1993, respectively. These increases are due to the fact that during 1995, the Partnership paid additional real estate taxes relating to 1994 that had not been billed by the taxing authority during 1994. In addition, the results for 1994 include a refund of a portion of the prior year's real estate taxes which had the effect of reducing operating expenses during that period.

Amortization of deferred expenses for the year ended December 31, 1995 decreased by $13,677, or 5%, as compared to 1994 and increased by $36,066, or 15%, as compared to 1993. The decrease in 1995 as compared to 1994 is primarily due to the full amortization during 1994 of a portion of leasing costs incurred at the Miami International Distribution Center. The increase in 1995 as compared to 1993 is primarily due to the Partnership reducing the period over which deferred expenses relating to acquisition fees are amortized. Commencing with the third quarter of 1993, the Partnership reduced the amortization period for such deferred acquisition fees from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership, thereby resulting in increased amortization.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1996.

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Years Ended December 31,
                                           1995         1994         1993        1992        1991
                                           ----         ----         ----        ----        ----
Net cash provided by operating
 activities (a)                         $3,361,696  $2,224,822   $3,695,258  $3,425,279   $3,451,763
Net change in operating assets and
 liabilities (a)                           (7,724)     645,878    (724,719)      92,471     (90,306)
                                        ----------  ----------   ----------  ----------   ----------
Net cash provided by operations (a)      3,353,972   2,870,700    2,970,539   3,517,750    3,361,457
Increase in working capital reserves     (831,254)   (347,986)    (316,431)   (364,354)    (208,059)
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 2,522,718   2,522,714    2,654,108   3,153,396    3,153,398
Decrease in working capital reserves             -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from operations (b)  $2,522,718  $2,522,714   $2,654,108  $3,153,396   $3,153,398
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner              $25,228     $25,224      $26,541     $31,534      $31,534
Allocation to Investors                  2,497,490   2,497,490    2,627,567   3,121,862    3,121,864
Allocation to John Hancock Limited
 Partner                                         -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
                                        $2,522,718  $2,522,714   $2,654,108  $3,153,396   $3,153,398
                                        ==========  ==========   ==========  ==========   ==========

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
On February 15, 1996, the Partnership made a cash distribution of $624,372 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will be able to make cash distributions in each of the four quarters of 1996 comparable to those made during 1995.

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

         Name                        Title                           Age
         ----                        -----                           ---
     William M. Fitzgerald      President and Director                52
     Malcolm G. Pittman, III    Director                              44
     Susan M. Shephard          Director                              43
     Richard E. Frank           Treasurer (Chief Accounting Officer)  34

Item 10 - Directors and Executive Officers of the Partnership

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

         Name                        Title                           Age
         ----                        -----                           ---
     Edward P. Dowd             Senior Vice President of              53
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      49
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

     Stephen Kindl              Senior Investment Officer of          38
                                John Hancock's Real Estate
                                Investment Group, Assistant Vice
                                President of John Hancock Realty
                                Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 52), joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1996. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman (age 44), joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1996. Mr. Pittman has been Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Item 10 - Directors and Executive Officers of the Partnership

Susan M. Shephard (age 43), joined John Hancock in 1985 as an Attorney.
She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1996. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 34), joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, Mr. Frank was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 53), joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 49), joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

Stephen Kindl (age 38), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)  Involvement in certain legal proceedings

None

Item 10 - Directors and Executive Officers of the Partnership

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

To the Partnership's knowledge, no officer or director of the General Partner has any ownership interest in the Partnership and no person holds more than ten percent of the Units.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1995 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1995 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1995.

(b)  Security ownership of management.

By virtue of its organization as a Limited Partnership, the Partnership has no officers or directors. Neither the General Partner nor any officer or director of the General Partner holds, or possesses the right to acquire, a beneficial ownership of Units.

Item 12 - Security Ownership of Certain Beneficial Owners and Management (continued)

(c)  Changes in control.

The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change of control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 1995, 1994 and 1993.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates (defined in the Partnership Agreement) are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner is entitled to receive a Property Management Fee for providing property management services for Partnership properties. The Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 1995, 1994 and 1993.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1995, 1994 and 1993.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $135,632, $135,667 and $138,697 of such expenses during the years ended December 31, 1995, 1994 and 1993, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 1995, 1994 and 1993.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $25,228, $25,224 and $26,541 for the years ended December 31, 1995, 1994 and 1993, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 1995, 1994 and 1993.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). No Sales, Financings or Repayments occurred during 1995, 1994 and 1993 and, therefore, no such distributions were made during the years ended December 31, 1995, 1994 or 1993.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $25,150, $20,256 and $20,728 during the years ended December 31, 1995, 1994 and 1993, respectively. The John Hancock Limited Partner did not receive an allocation of such Profits or Losses during the years ended December 31, 1995, 1994 and 1993.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1995:

                                              Years Ended December 31,
                                             1995       1994        1993
                                             ----       ----        ----

Reimbursement for Operating
 Expenses                                 $135,632   $135,667   $138,697
General Partner Share of Distributable
 Cash from Operations                       25,228     25,224     26,541
General Partner Share of Profits/
 (Losses) for tax purposes                  25,150     20,256     20,728


                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)         -  Listing of Exhibits

Page Number
or Exhibit                                        Page Number or
Number Under                                     Incorporation by
Regulation S-K     Description                      Reference
---------------    -----------                      ---------
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

     4.2    Subscription Agreement                Exhibit C to the
            Signature Page and Power of           Prospectus filed under
            Attorney whereby a subscriber         the Partnership's
            agrees to purchase Units and          Form S-11
            adopts the provisions of the          Registration Statement
            Amended Agreement of Limited          (File 33-15630)
            Partnership*

     4.3    Copy of Certificate of                Exhibit 4.3 to the
            Limited Partnership filed             Partnership's Form S-11
            with the Massachusetts Secretary      Registration
            of State on June 30, 1987*            Statement
                                                  (File 33-15630)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (e)  Deed-in-lieu of Foreclosure           Exhibit 1 to Amendment
            between Siete Properties IV           Number 1 to the
            General Partnership and               Partnership's Report on
            John Hancock Realty Income            Form 10-K dated
            Fund-II Limited Partnership *         December 31, 1991
                                                  (File 0-17664)

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

       (d)  First Amendment to Mortgage,          Exhibit 10.8(d) to the
            First Amendment to Assignment         Partnership's Report on
            of Leases, and First Amendment to     Form 10-K dated
            Assignment of Rents dated June 1,     December 31, 1994
            1994 by and between General           (File 0-17664)
            Camera Corporation and John
            Hancock Realty Income Fund-II LP*

       (e)  First Amendment to Note dated         Exhibit 10.8(e) to the
            June 1, 1994 from General Camera      Partnership's Report on
            Corporation and John Hancock          Form 10-K dated
            Realty Income Fund-II LP*             December 31, 1994
                                                  (File 0-17664)

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

     10.10  Documents relating to Management
            Agreement

       (a)  Management Agreement dated            Exhibit 10.10(a) to the
            January 1, 1992 between               Partnership's Report on
            Hancock Realty Investors              Form 10-K dated
            Incorporated and John Hancock         December 31, 1992
            Realty Equities, Inc.*                (File 0-17664)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Agreement Concerning Subcontracting   Exhibit 10.10(b)to the
            of Management Services Pertaining     Partnership's Report on
            to John Hancock Realty Income         Form 10-K dated
            Fund-II Limited Partnership dated     December 31, 1993
            May 28, 1993between John Hancock      (File 0-17664)
            Realty Equities,Inc., Hancock
            Realty Investors, Incorporated and
            John Hancock Mutual Life Insurance
            Company*

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

(c)  Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-18.



--------------------------
+Filed herewith
*Incorporated by reference

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.


                               JOHN HANCOCK REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP

                               By: John Hancock Realty Equities, Inc.
                                   General Partner



                               By: WILLIAM M. FITZGERALD
                                   --------------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1996.


   Signatures                         Title
   ----------                         -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
WILLIAM M. FITZGERALD          Inc. (General Partner of Registrant)
---------------------
William M. Fitzgerald


                               Treasurer (Chief Accounting Officer)
                               of John Hancock Realty Equities, Inc.
RICHARD E. FRANK               (General Partner of Registrant)
----------------------
Richard E. Frank


                               Director of John Hancock Realty Equities,
MALCOLM G. PITTMAN             Inc. (General Partner of Registrant)
----------------------
Malcolm G. Pittman, III


                               Director of John Hancock Realty Equities,
SUSAN M. SHEPHARD              Inc. (General Partner of Registrant)
----------------------
Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                             CERTAIN EXHIBITS



                       YEAR ENDED DECEMBER 31, 1995



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))


(1)                                                       Financial Statements
Page

     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1995 and 1994                  F-4

     Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993                              F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1995, 1994 and 1993                              F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993                              F-7

     Notes to Financial Statements                                 F-8


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

                      Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsiblity is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               ERNST & YOUNG LLP

February   9,   1996,
 except for Note  10,
 as   to  which   the
 date   is   February
 15, 1996

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                      December 31,
                                                   1995           1994
                                                   ----           ----
Current assets:
 Cash and cash equivalents                     $3,520,394     $2,561,288
 Restricted cash                                   26,240         24,557
 Other current assets                             107,596         92,152
                                               ----------     ----------
   Total current assets                         3,654,230      2,677,997

Real estate loans                               6,557,159      6,874,539

Investment in property:
 Land                                           5,560,000      5,560,000
 Buildings and improvements                    18,836,994     18,836,994
                                               ----------     ----------
                                               24,396,994     24,396,994
 Less:   accumulated depreciation               4,524,369      3,896,483
                                               ----------     ----------
                                               19,872,625     20,500,511

Investment in joint venture                     7,842,586      7,882,420

Long-term restricted cash                         106,027         86,214

Deferred expenses, net of
 accumulated amortization of $995,374 in
 1995 and $903,073 in 1994                      1,316,753      1,391,729
                                               ----------     ----------
   Total assets                               $39,349,380    $39,413,410
                                              ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses           $239,566       $200,424
 Accounts payable to affiliates                    35,735         30,213
                                               ----------     ----------
   Total current liabilities                      275,301        230,637

Partners' equity/(deficit):
 General Partner's deficit                      (152,910)      (151,822)
 Limited Partners' equity                      39,226,989     39,334,595
                                               ----------     ----------
   Total partners' equity                      39,074,079     39,182,773
                                               ----------     ----------
   Total liabilities and partners' equity     $39,349,380    $39,413,410
                                              ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1995         1994        1993
                                            ----         ----        ----
Income:
  Rental income                         $2,447,532  $2,170,416   $2,296,571
  Interest income                          879,508     843,631      872,180
  Income from joint venture                755,198     541,188      221,738
                                        ----------  ----------   ----------
     Total income                        4,082,238   3,555,235    3,390,489

Expenses:
  Depreciation                             627,886     628,198      628,198
  Property operating expenses              536,613     422,514      354,400
  General and administrative expenses      231,487     233,511      235,812
  Amortization of deferred expenses        272,228     285,905      236,162
                                        ----------  ----------   ----------
     Total expenses                      1,668,214   1,570,128    1,454,572
                                        ----------  ----------   ----------
     Net income                         $2,414,024  $1,985,107   $1,935,917
                                        ==========  ==========   ==========

Allocation of net income:
  General Partner                          $24,140     $19,851      $19,359
  John Hancock Limited Partner                   -           -            -
  Investors                              2,389,884   1,965,256    1,916,558
                                        ----------  ----------   ----------
                                        $2,414,024  $1,985,107   $1,935,917
                                        ==========  ==========   ==========
     Net income per Unit                    $0.92        $0.76       $0.74
                                        ==========  ==========   ==========




















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1995, 1994 and 1993

                                                    General       Limited
                                                    Partner       Partners        Total
                                                    -------       --------        -----
Partners' equity/(deficit) at January 1, 1993
 (2,601,552 Units outstanding)                    ($137,690)    $42,307,351    $42,169,661

Less:  Cash distributions                           (28,118)    (4,357,080)    (4,385,198)

Add:   Net Income                                     19,359      1,916,558      1,935,917
                                                    --------     ----------     ----------

Partners' equity/(deficit) at December 31, 1993
 (2,601,552 Units outstanding)                     (146,449)     39,866,829     39,720,380

Less:  Cash distributions                           (25,224)    (2,497,490)    (2,522,714)

Add:   Net income                                     19,851      1,965,256      1,985,107
                                                    --------     ----------     ----------

Partner's equity/(deficit) at December 31, 1994
 (2,601,552 Units outstanding)                     (151,822)     39,334,595     39,182,773

Less:  Cash Distributions                           (25,228)    (2,497,490)    (2,522,718)

Add:   Net Income                                     24,140      2,389,884      2,414,024
                                                    --------     ----------     ----------

Partner's equity at December 31, 1995
 (2,601,552 Units outstanding)                    ($152,910)    $39,226,989    $39,074,079
                                                    ========    ===========    ===========
















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                               1995         1994           1993
                                                               ----         ----           ----
Operating activities:
 Net income                                                 $2,414,024  $1,985,107     $1,935,917
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                                627,886     628,198        628,198
   Amortization of deferred expenses                           272,228     285,905        236,162
   Cash distributions over/(under) equity
     in income from joint venture                               39,834    (28,510)        170,262
                                                            ----------  ----------     ----------
                                                             3,353,972   2,870,700      2,970,539
 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                     (21,496)    (39,044)         27,454
   Decrease/(increase) in other current assets                (15,444)       1,723        105,995
   Decrease in other assets                                          -           -          4,200
   Increase/(decrease) in accounts payable
     and accrued expenses                                       39,142   (628,231)        614,857
   Increase/(decrease) in accounts payable to
     affiliates                                                  5,522      19,674       (27,787)
                                                            ----------  ----------     ----------
      Net cash provided by operating activities              3,361,696   2,224,822      3,695,258

Investing activities:
 Principal payments on real estate loans                       317,380     325,461              -
 Increase in deferred expenses and other assets              (197,252)   (103,652)      (103,842)
 Increase in investment in joint venture                             - (1,104,902)      (177,341)
                                                            ----------  ----------     ----------
      Net cash provided by/(used in) investing
        activities                                             120,128   (883,093)      (281,183)

Financing activities:
 Cash distributed to Partners                              (2,522,718) (2,522,714)    (4,385,198)
                                                            ----------  ----------     ----------
      Net cash used in financing activities                (2,522,718) (2,522,714)    (4,385,198)
                                                            ----------  ----------     ----------
      Net increase/(decrease) in cash
        and cash equivalents                                   959,106 (1,180,985)      (971,123)

      Cash and cash equivalents at beginning
        of year                                              2,561,288   3,742,273      4,713,396
                                                            ----------  ----------     ----------
      Cash and cash equivalents at end
        of year                                             $3,520,394  $2,561,288     $3,742,273
                                                            ==========  ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1995, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,666 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (continued)
   -------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

     Investments in property are recorded at the lower of cost or market. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs and the cost of significant improvements.

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

     The net income per Unit for each year was calculated by dividing the Investors' share of net income by the number of Units outstanding during each year.

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

     In March 1995, the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 in the fourth quarter of 1995. The effect of adoption is not material.

3. The Partnership Agreement
   -------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the General Partner to pay the Subordinated Allocation (defined in the Partnership Agreement) equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement), until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation (defined in the Partnership Agreement) equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. Any Distributable Cash from Operations which is available as a result of a reduction of working capital reserves funded by Capital Contributions of the Investors, will be distributed 100% to the Investors.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement (continued)
   -------------------------
     Cash from a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales, Financings or Repayments is distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

     Cash from the sale or repayment of the last of the Partnership's properties or mortgage loans is distributed in the same manner as Cash from Sales, Financings or Repayments, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's Capital Account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales, Financings or Repayments, as specified in the previous paragraph.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

3. The Partnership Agreement (continued)
   -------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, then they are allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions.

     Profits and Losses from Sales, Financings or Repayments are generally allocated 99% to the Limited Partners and 1% to the General Partners.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its affiliates on behalf of the Partnership during the three years ended December 31, 1995, 1994 and 1993 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $135,632, $135,667 and $138,697, respectively. These expenses are included in expenses on the Statements of Operations.

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
                                              ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5. Investment in Property (continued)
   ----------------------------------
     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions. These assumptions involve, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. Amounts ultimately realized from each property may vary significantly from the values presented and the differences could be material. Actual market values of real estate can be determined only by negotiation between the parties in a sales transaction.

     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1995, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                           1996           $2,329,372
                           1997            2,029,173
                           1998            1,797,134
                           1999            1,511,858
                           2000              918,665
                           Thereafter      2,854,566
                                         -----------
                                         $11,440,768
                                         ===========

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6. Real Estate Loans (continued)
   -----------------
       On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as the General Camera Corporation Building, located in New York, New York. Under the original terms of the loan agreement, General Camera Corporation ("GCC") was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of each month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995, payments of $85,416 per month are required on the first day of each month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

7. Investment in Joint Venture (continued)
   ---------------------------
     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,243. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1995, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

     Summarized financial information for QOCC-1 Associates is as follows:

                                                    Financial Position at
                                                         December 31,
                                                       1995       1994
                                                       ----       ----
      Current assets                                $168,756    $185,785
      Deferred expenses, net                       2,140,529   2,428,865
      Other assets                                 1,623,912   1,004,518
      Investment in property, net                 12,644,363  13,013,140
                                                 ----------- -----------
        Total assets                             $16,577,560 $16,632,308
                                                 =========== ===========

      Current liabilities                           $465,743    $429,182
      Minority interest                              361,521     373,162
      Partners' equity                            15,750,296  15,829,964
                                                 ----------- -----------
        Total liabilities and equity             $16,577,560 $16,632,308
                                                 =========== ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

7. Investment in Joint Venture (continued)
   ---------------------------
                                           Results of Operations
                                          Years Ended December 31,
                                       1995          1994         1993
                                       ----          ----         ----
      Total income                  $2,719,151    $2,243,942  $1,294,989
      Total expenses                 1,180,460     1,144,080     853,695
                                    ----------    ----------  ----------
        Net income                  $1,538,691    $1,099,862    $441,294
                                    ==========    ==========    ========

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                  Unamortized Balance at
                                                                       December 31,
          Description                                             1995              1994
          ------------                                            ----              ----
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan.                                  $8,531           $12,322

      $113,468 acquisition fee for GCC
      mortgage loan.  This amount is
      amortized over the term of the loan.                         8,105            24,315

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years.                  119,108           123,962

      $1,203,097 acquisition fees paid to the
      General Partner.   Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.           727,523           848,777

      $260,132 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                      156,298           105,252

      $547,478 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                      297,188           277,101
                                                              ----------        ----------
                                                              $1,316,753        $1,391,729
                                                              ==========        ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

9. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                             1995           1994           1993
                                                             ----           ----           ----
      Net income per Statements of Operations            $2,414,024     $1,985,107     $1,935,917


      Add/(deduct):  Excess of book depreciation
                       over tax depreciation                105,505        107,477        106,680
                     Excess of book amortization
                       over tax amortization                 73,609        111,468         38,270
                     Other income and expense              (78,114)      (178,404)        (8,075)
                                                         ----------     ----------     ----------
      Net income for federal income tax purposes         $2,515,024     $2,025,648     $2,072,792
                                                         ==========     ==========     ==========


10.  Subsequent Events
   -----------------
     On February 15, 1996 the Partnership made a cash distribution of $624,372 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1995, based on Distributable Cash from Operations for the quarter then ended.

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                           Costs
                                                                        Capitalized
                                                  Initial Costs to     Subsequent to            Gross Amount
                                                    Partnership         Acquisition At Which Carried at Close of Period
                                                    -----------         ----------- -----------------------------------
                                                           Buildings                             Buildings
                                                              and                                   and
Description                        Encumbrances   Land    Improvements  Improvements     Land   Improvements  Total (1)
-----------                        ------------   ----    ------------  ------------     ----   ------------   --------
Park Square
  Shopping Center
Brooklyn Park, MN                        -     $2,410,000  $10,419,611     $56,619   $2,410,000 $10,476,230  $12,886,230

Fulton Business Park
  Warehouse
Atlanta, GA                              -        520,000    4,584,494      34,292      520,000   4,618,786    5,138,786

Miami International
  Distribution Center
Miami, FL                                -      2,630,000    3,729,947      12,031    2,630,000   3,741,978    6,371,978
                                        --     ----------   ----------    --------   ----------  ----------   ----------



     Total                               -     $5,560,000  $18,734,052    $102,942   $5,560,000 $18,836,994  $24,396,994
                                        ==     ==========  ===========    ========   ========== ===========  ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III  (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                    Life on Which
                                                                   Depreciation in
                                                                   Latest Statement
                         Accumulated       Date of          Date    of Operations
Description            Depreciation (4)  Construction     Acquired   is Computed
-----------            ----------------  ------------     --------   -----------
Park Square
  Shopping Center
Brooklyn Park, MN        $2,600,546           1988        7/15/88   30 Years (2)
                                                                     5 years (3)

Fulton Business Park
  Warehouse
Atlanta, GA               1,123,181           1986        9/20/88   30 Years (2)
                                                                     5 years (3)

Miami International
  Distribution Center
Miami, FL                   800,642           1977        7/31/89   30 Years (2)
                        -----------                                  5 years (3)
     Total               $4,524,369

1) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1995 is as follows:

          Property                                              Amount

          Park Square Shopping Center                      $12,760,226
          Fulton Business Park Warehouse                     5,134,189
          Miami International Distribution Center            6,450,095
                                                          ------------
                                                           $24,344,510
                                                          ============

   The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

2) Estimated useful life for buildings
3) Estimated useful life for improvements
4) Reconciliation of Real Estate and Accumulated Depreciation

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III  (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                        Years Ended December 31,
                                                1995              1994             1993
                                                ----              ----             ----
Investment in Real Estate

 Balance at beginning of year               $24,396,994      $24,396,994       $24,396,994
 Dispositions                                         -                -                 -
 Improvements                                         -                -                 -
                                            -----------      -----------       -----------
                                            $24,396,994      $24,396,994       $24,396,994
                                            ===========      ===========      ===========

Accumulated Depreciation

 Balance at beginning of year                $3,896,483       $3,268,285        $2,640,087
 Additions charged to costs and expenses        627,886          628,198           628,198
 Dispositions                                         -                -                 -
                                            -----------      -----------       -----------
 Balance at end of year                      $4,524,369       $3,896,483        $3,268,285
                                            ===========      ===========      ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE IV

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1995

                                                            Final Maturity               Periodic
     Description                    Interest Rate                Date                 Payment Terms               Prior Liens
     -----------                    -------------                ----                 -------------               -----------

     Participating first             9.5% per annum and       April 1, 1998          Monthly payments
     mortgage on an office/          25% of net cash flow                            of interest only.
     The
     retail property located         from property                                   principal and all
     accrued
     in Boston, MA                   operations                                      but unpaid interest
                                                                                     are due on April
     1,1998

     First mortgage on an            11% per annum            July 1, 1996           Monthly payments
     office/warehouse property                                                       of interest only
     through
     located in New York, NY                                                         June 30, 1994,
     $60,416
                                                                                     through June 30,
     1995,
                                                                                     and $85,416 through
                                                                                     June 30, 1996.  The
                                                                                     principal and all
     accrued
                                                                                     and unpaid interest
     are
                                                                                     due on July 1, 1996




                                                                             Principal Amount
                                                                             of Loans Subject
                                                                              To Delinquent
                                  Face Amount            Carrying Amount       Principal or
     Description                  of Mortgages           of Mortgages (1)        Interest
     -----------                  ------------           ----------------        --------
     Participating first         $1,700,000               $1,700,000                -
     mortgage on an office/
     retail property located
     in Boston, MA


     First mortgage on an
     office/warehouse property
     located in New York, NY       4,857,159                4,857,159               -
                                   ---------                ---------               -
                                 $6,557,159               $6,557,159                -
                                 ==========               ==========                =

     (1) Aggregate cost for federal income tax purposes is the same as for Financial Statement purposes.

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                     SCHEDULE IV (Continued)

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1995


     INVESTMENT IN MORTGAGE LOANS

                                                               Years Ended
     December 31,
                                                             1995        1994         1993
                                                             ----        ----         ----
     Balance at beginning of year                      $6,874,539   $7,200,000    $7,200,000
      New mortgage loans                                        -            -             -
      Collection of principal                             317,380      325,461             -
      Foreclosures                                              -            -             -
                                                       ----------   ----------    ----------
     Balance at end of year                            $6,557,159   $6,874,539    $7,200,000
                                                       ==========   ==========    ==========
