Form 10-Q
period 1996-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1996-05-15
CIK 818257

2




                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996

Commission File Number           0-17664



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2969061
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02117
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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                      PAGE

     Item 1  -  Financial Statements:

                Balance Sheets at March 31, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three
                Months Ended March 31, 1996 and 1995                  4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1996 and 1995                  6

                Notes to Financial Statements                      7-16

     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations     17-23


PART II:  OTHER INFORMATION                                           24

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
  Cash and cash equivalents                  $4,042,109     $3,520,394
  Restricted cash                                52,359         26,240
  Other current assets                          182,108        107,596
                                             ----------    -----------
     Total current assets                     4,276,576      3,654,230

Real estate loans                             6,433,352      6,557,159
Investment in property:
  Land                                        5,560,000      5,560,000
  Buildings and improvements                 18,836,994     18,836,000
                                             ----------    -----------
                                             24,396,994     24,396,994
  Less:   accumulated depreciation            4,681,326      4,524,369
                                             ----------    -----------
                                             19,715,668     19,872,625

Investment in joint venture                   7,748,522      7,842,586
Long-term restricted cash                        99,466        106,027
Deferred expenses, net of accumulated
  amortization of $1,067,530 in 1996
  and $995,374 in 1995                        1,255,252      1,316,753
                                             ----------    -----------
     Total assets                           $39,528,836    $39,349,380
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $443,390       $239,566
  Accounts payable to affiliates                 41,559         35,735
                                             ----------    -----------
     Total current liabilities                  484,949        275,301

Partners' equity/(deficit):
  General Partner's deficit                   (153,211)      (152,910)
  Limited Partners' equity                   39,197,098     39,226,989
                                             ----------    -----------
     Total partners' equity                  39,043,887     39,074,079
                                             ----------    -----------
     Total liabilities and partners'
      equity                                $39,528,836    $39,349,380
                                            ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                 1996           1995
                                                 ----           ----

Income:

  Rental income                                 608,875       $603,239
  Interest income                               219,562        218,095
  Income from joint venture                     181,516        188,211
                                             ----------     ----------
     Total income                             1,009,953      1,009,545

Expenses:

  Depreciation                                  156,957        157,019
  Property operating expenses                   125,888        128,470
  General and administrative expenses            54,466         56,900
  Amortization of deferred expenses              72,156         62,156
                                             ----------     ----------
     Total expenses                             409,467        404,545
                                             ----------     ----------
     Net income                                $600,486       $605,000
                                             ==========     ==========

Allocation of net income:

  General Partner                                $6,005         $6,050
  John Hancock Limited Partner                        -              -
  Investors                                     594,481        598,950
                                             ----------     ----------
                                               $600,486       $605,000
                                             ==========     ==========

Net income per Unit                              $0.23          $0.23
                                             ==========     ==========












                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1996 and
                           Year Ended December 31, 1995

                                                    General       Limited
                                                    Partner       Partners       Total
                                                    -------       --------       -----

Partner's equity/(deficit) at January 1, 1995
   (2,601,552 Units outstanding)                  ($151,822)    $39,334,595    $39,182,773

Less: Cash distributions                            (25,228)    (2,497,490)    (2,522,718)

Add:  Net income                                      24,140      2,389,884      2,414,024
                                                    --------    -----------    -----------

Partner's equity/(deficit) at December 31, 1995
   (2,601,552 Units outstanding)                   (152,910)     39,226,989     39,074,079

Less: Cash distributions                             (6,306)      (624,372)      (630,678)

Add:  Net income                                       6,005        594,481        600,486
                                                    --------    -----------    -----------

Partner's equity/(deficit) at March 31, 1996
   (2,601,552 Units outstanding)                  ($153,211)    $39,197,098    $39,043,887
                                                    ========    ===========    ===========



















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                          1996              1995
                                                          ----              ----
Operating activities:
  Net income                                             $600,486         $605,000
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                         156,957          157,019
     Amortization of deferred expenses                     72,156           62,156
     Cash distributions over/(under) equity
      in income from joint venture                         94,064         (27,253)
                                                       ----------       ----------
                                                          923,663          796,922

  Changes in operating assets and liabilities:
     (Increase)/decrease in restricted cash              (19,558)         (24,216)
     Increase in other current assets                    (74,512)        (194,590)
     Increase in accounts payable
      and accrued expenses                                203,824          226,169
     Increase in accounts payable to
      affiliates                                            5,824            1,231
                                                       ----------       ----------
       Net cash provided by operating activities        1,039,241          805,516

Investing activities:
  Principal payments on real estate loans                 123,807           39,308
  Increase in deferred expenses and other assets         (10,655)                -
                                                       ----------       ----------
       Net cash provided by investing activities          113,152           39,308

Financing activities:
  Cash distributed to Partners                          (630,678)        (630,678)
                                                       ----------       ----------
       Net cash used in financing activities            (630,678)        (630,678)
                                                       ----------       ----------
       Net increase in cash and cash
        equivalents                                       521,715          214,146

       Cash and cash equivalents at beginning
        of year                                         3,520,394        2,561,288
                                                       ----------      -----------
       Cash and cash equivalents at end
        of period                                      $4,042,109       $2,775,434
                                                       ==========       ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31,1996, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,664 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
     Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they apply. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

     The net income per Unit for each of the three months ended March 31, 1996 and 1995 was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of each such period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
     Cash from a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales, Financings or Repayments is distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution allocated to Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution allocated to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

     Profits and Losses from Sales, Financings or Repayments are generally allocated 99% to the Limited Partners and 1% to the General Partners, subject to the provisions of the Partnership Agreement.

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its affiliates on behalf of the Partnership during the three months ended March 31, 1996 and 1995 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $41,559 and $31,444, respectively. These expenses are included in expenses on the Statements of Operations.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Investment in Property
   ----------------------
     Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                        March 31, 1996   December 31, 1995
                                        --------------   -----------------
      Park Square Shopping Center        $12,886,230        $12,886,230
      Fulton Business Park                 5,138,786          5,138,786
      Miami International Distribution
        Center                             6,371,978          6,371,978
                                         -----------        -----------
                                         $24,396,994        $24,396,994
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

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the first quarter of 1996 the Partnership received contingent interest payments at a rate of approximately 1/10 of 1% of the outstanding principal balance.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Real Estate Loans (continued)
   -----------------
     On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as the General Camera Corporation Building, located in New York, New York. In addition, the loan is personally guaranteed by the principal stockholders of General Camera Corporation ("GCC"). Under the original terms of the loan agreement, GCC was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of each month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995 and ending on June 1, 1996, payments of $85,416 per month are required on the first day of each month. The entire unamortized principal balance and all accrued but unpaid interest are due on July 1, 1996.

     Based upon current information and events, the General Partner believes it is possible that GCC may not be able to pay the entire outstanding principal balance of the loan upon its maturity date (July 1, 1996). Should GCC fail to pay the entire outstanding balance of the loan, the General Partner will pursue all available remedies, including foreclosing on the property and pursuing the personal guaranty of GCC's principal stockholders, in order to collect upon all amounts due. The General Partner believes that the entire principal balance of the loan will ultimately be collectible.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Investment in Joint Venture (continued)
   ---------------------------
     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital, the Partnership's share of which amounted to an aggregate of $1,282,243. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                          Unamortized Balance   Unamortized Balance
          Description                                       at March 31,1996    at December 31,1995
          -----------                                       ----------------    -------------------
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized over the term
      of the loan.                                                 $7,583                $8,531

      $113,468 acquisition fee for GCC mortgage loan.
      This amount is amortized over the term of the loan.           4,052                 8,105

      $152,880 acquisition fee for investment in the
      Affiliated Joint Venture.  This amount is amortized
      over a period of 31.5 years.                                117,895               119,108

      $1,203,097 acquisition fees paid to the General
      Partner.   Prior to June 30, 1993, this amount was
      amortized over a period of 30 years.  Subsequent
      to June 30, 1993, the unamortized balance is
      amortized over a period of 8.5 years.                       697,210               727,523

      $260,132 of tenant improvements.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                                143,864               156,298

      $558,133 of lease commissions.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                                284,648               297,188
                                                               ----------            ----------
                                                               $1,255,252            $1,316,753
                                                               ==========            ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

9. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                              Three Months Ended March 31,
                                                                  1996              1995
                                                                  ----              ----
        Net income per Statements of Operations                 $600,486          $605,000

        Add/(deduct):  Excess of book depreciation
                         over tax depreciation                    25,848            26,706
                       Excess of book amortization
                         over tax amortization                    25,803            21,056
                       Other income                             (39,792)          (71,467)
                                                               --------          --------
        Net income for federal income tax purposes              $612,345          $581,295
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

Liquidity and Capital Resources
- -------------------------------
At March 31, 1996 the Partnership had $4,042,109 in cash and cash equivalents, $52,359 in restricted cash and $99,466 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 6% of the offering proceeds. Based upon the current balance of working capital reserves as well as the projected level of cash flows from the Partnership's investments during the remainder of 1996, the Partnership will increase cash distributions to Investors, effective with the May 15, 1996 distribution, from an annualized rate of 5% to an annualized rate of 6%. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

The Partnership incurred approximately $11,000 of leasing costs at the Park Square Shopping Center during the first three months of 1996. The General Partner anticipates that the Partnership will incur an aggregate of approximately $360,000 of leasing costs at the Park Square Shopping Center, Fulton Business Park and Miami International Distribution Center during the remainder of 1996. The current balance in the working capital reserve should be sufficient to pay such costs.

During the three months ended March 31, 1996, approximately $1,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance costs incurred at the Miami International Distribution Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs in the aggregate amount of approximately $123,000 at its properties during the remainder of 1996. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
Cash in the amount of $630,678, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 1996. Effective with the May 15, 1996 distribution the Partnership will increase cash distributions to approximately $762,000. The General Partner anticipates that the Partnership will make distributions during the third and fourth quarters of 1996 comparable to the distribution made on May 15, 1996.

The following table summarizes the leasing activity at each of the Partnership's equity investments during the three months ended March 31, 1996 and scheduled leasing activity for each investment during the remainder of 1996:

                         Miami International        Fulton        Park Square      Quince Orchard
                          Distribution Ctr.     Business Park    Shopping Ctr.     Corporate Ctr.
                          -----------------     -------------    -------------    ---------------
Square Footage                  150,535           215,019            137,108           99,782

Occupancy January 1, 1996          85%              100%                86%             100%
                                    ==               ===                 ==              ===

New Leases                          0%                0%                 2%               0%

Lease Renewals                      0%                0%                 1%               0%

Leases Expired                      0%                9%                 0%               0%

Occupancy March 31, 1996           87%               91%                88%             100%
                                    ==               ===                 ==              ===

Leases Scheduled to Expire
Balance of 1996                    23%                3%                10%               0%
                                    ==               ===                 ==              ===

Leases Scheduled to Commence
Balance of 1996                     0%                0%                 0%               0%
                                    ==               ===                 ==              ===

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, has been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The matter is now expected to be heard by the court during the third quarter of 1996. Should the Partnership prevail in the action, there can be no assurance that the Partnership will be able to collect all, or any, of this amount. The General Partner will continue to pursue all available legal remedies in an effort to obtain collection from this former tenant.

The General Partner subsequently secured two replacement tenants for this space. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease is scheduled to expire in September 2004, vacated its space and has been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a default judgment in the amount of approximately $1,830,000 against this tenant on November 1, 1995 and received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. The final judgment amount represents the aggregate of the default judgment amount plus interest thereon from the date of the default judgment through the date of the final judgment. Based upon the financial condition of the tenant, there can be no assurance that the Partnership will be able to collect all, if any, of the judgment amount. The General Partner has also been seeking a replacement tenant for this space.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. The Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that under certain circumstances the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. During May 1996, the Miami Airport Authority made an offer to purchase this property. The General Partner is currently evaluating the offer.

Demand for available industrial space in Atlanta, Georgia, where the Fulton Business Park is located, has increased during the past two years and rental rates are increasing. The General Partner believes that, given current real estate market conditions for industrial space in Atlanta, the property will be able to retain existing tenants as well as secure a new tenant, or tenants, at the property during 1996.

The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1996 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

205 Newbury Associates remained current on its minimum required debt service payments as of March 31, 1996 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a material adverse effect on the Partnership's liquidity and on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a material adverse effect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
General Camera Corporation ("GCC") remained current on its minimum required debt service payments as of March 31, 1996 and as of the date hereof. The General Partner believes, based upon current information and events, that GCC may not be able to pay the entire outstanding principal balance of the loan upon the maturity date of the mortgage (July 1, 1996). Should GCC fail to pay the entire outstanding balance of the loan, the General Partner will pursue all available remedies, including foreclosing on the property and pursuing the personal guaranty of GCC's principal stockholders, in order to collect upon all amounts due. The General Partner believes that the entire principal balance of the loan will ultimately be collectible. Should the General Partner fail in its efforts to collect upon amounts due through foreclosure or collection on the personal guaranty, there could be a material adverse effect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of GCC and the financial condition of both GCC and the guarantors of the loan.

The General Partner had the Park Square Shopping Center property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $9,000,000 as of March 31, 1996. The net book value of the Park Square Shopping center property of approximately $10,198,000 at March 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of March 31, 1996. The Partnership's cumulative investment in the property before accumulated depreciation is approximately $12,886,000.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1995 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1995. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1996 was $600,486, as compared to net income of $605,000 for the same period in 1995.

Average occupancy for the Partnership's equity real estate investments was as follows:
                                           Three Months Ended March 31,
                                                 1996         1995
                                                 ----         ----
       Miami International Distribution
         Center                                   87%          87%
       Fulton Business Park                       91%          83%
       Park Square Shopping Center                86%          84%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)              100%         100%

Amortization of deferred expenses increased by $10,000, or 16%, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This increase is primarily due to leasing costs incurred at the Fulton Business Park during 1995 and the subsequent amortization of such costs.

The General Partner believes that inflation has had no significant impact on income from operations during the three months ended March 31, 1996, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                              Three Months Ended March 31,
                                                               1996                 1995
                                                               ----                 ----
Net cash provided by operating
   activities (a)                                           $1,039,241            $805,516
Net change in operating assets and liabilities (a)           (115,578)             (8,594)
                                                            ----------            --------
Net cash provided by operations (a)                            923,663             796,922
Increase in working capital reserves                         (161,593)           (166,244)
                                                            ----------            --------
Cash from operations (b)                                       762,070             630,678
Decrease in working capital reserves                                 -                   -
                                                            ----------            --------
Distributable cash from operations (b)                        $762,070            $630,678
                                                            ==========            ========

Allocation to General Partner                                   $7,620              $6,306
Allocation to Investors                                        754,450             624,372
Allocation to John Hancock Limited Partner                           -                   -
                                                            ----------            --------
                                                              $762,070            $630,678
                                                            ==========            ========

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

During the second quarter of 1996, the Partnership will make a cash distribution in the amount of $754,450 to the Investors, representing a 6% annualized return to all Investors of record at March 31, 1996, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1996 will be comparable to that generated during the first quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                       PART II:  OTHER INFORMATION

Item 1. Legal Proceedings

        In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in the Partnership. The complaint named as defendants the Partnership, the General Partner, two limited partnerships affiliated with the Partnership, certain other affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants.

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

        The General Partner believes the allegations are totally without merit and intends to vigorously contest the action.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1996.

Item 3. Defaults upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1996.

Item 5. Other information


Item 6. Exhibits and Reports on form 8-K

        (a)  There are no exhibits to this report
        (b) There were no reports on Form 8-K filed during the first quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1996.


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