Form 10-K/A
period 1995-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1996-09-30
CIK 818257

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

Item 2 - Properties

As of December 31, 1995, the Partnership held the following investment portfolio:

Park Square Shopping Center
- ---------------------------
On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property, substantially completed during the first quarter of 1988, contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1995 was 85%.

Fulton Business Park Warehouse
- ------------------------------
On September 20, 1988, the Partnership purchased the Fulton Business Park located in Atlanta, Georgia, from a non-affiliated seller. The property, completed in 1986, contains 150,535 square feet of rentable space located on an 8 acre site.

The average occupancy for Fulton Business Park for the year ended December 31, 1995 was 87%.

JH Quince Orchard Partners
- --------------------------
On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership transferred a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

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

Miami International Distribution Center
- ---------------------------------------
On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1995 was 87%.

As of December 31, 1995 the Partnership held the following mortgage loans in its investment portfolio:

Loan to 205 Newbury Associates
- ------------------------------
On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to 205 Newbury Associates (the "Borrower"), a non-affiliated borrower, secured by a first mortgage on a property located at 205 Newbury Street, Boston, Massachusetts. The property contains 7,029 rentable square feet of office and retail space.

Loan to General Camera Corporation
- ----------------------------------
On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation, a non-affiliated borrower, secured by a first mortgage on a 72,000 square foot office/warehouse/service facility located at 540 West 36th Street, New York, New York.

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

Liquidity and Capital Resources
- -------------------------------
At December 31, 1995, the Partnership had $3,520,394 in cash and cash equivalents, $26,240 in restricted cash and $106,027 in long-term restricted cash. The Partnership's cash and cash equivalents increased by $959,106 from December 31, 1994 to December 31, 1995 primarily as a result of principal payments made on the General Camera Corporation mortgage loan as well as the Partnership retaining net cash provided by operations in order to replenish the balance of its working capital reserves.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The General Partner subsequently secured two replacement tenants for the vacated space at the Miami International Distribution Center. One tenant took occupancy of approximately 28,000 square feet, or 13% of the property, under a lease commencing during June 1994 and the other tenant took occupancy of approximately 42,000 square feet, or 20% of the property, under a lease commencing during July 1994. However, the tenant leasing the 28,000 square foot space (and whose lease is scheduled to expire in September 2004) subsequently vacated its space and has been delinquent in its rental payments and expense reimbursements due since November 1, 1994. The General Partner filed a complaint demanding payment from this tenant for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a default judgment in the amount of approximately $1,830,000 against this tenant on November 1, 1995 and received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. The final judgment amount represents the aggregate of the default judgment amount plus interest thereon from the default judgment date through the final judgment date. Based upon the financial condition of this tenant, there can be no assurance that the Partnership will be able to collect all, if any, of the judgment amount. The General Partner has also been seeking a replacement tenant for this space.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
During 1994, a tenant at the Fulton Business Park holding a lease representing approximately 20,000 square feet, or 13% of the property, and who had been delinquent in meeting its rental obligations, requested an amendment to its lease to reduce the amount of space it occupied by approximately 7,000 square feet, or 5% of the property. The General Partner agreed to the tenant's request and the lease was amended i) to reduce the amount of space occupied by the tenant and ii) to provide for payment of the delinquent amounts due (approximately $19,000). Payments on the delinquent amounts were originally scheduled to commence on July 1, 1995. At the request of the tenant, the lease was further amended to provide for payments on the delinquent amounts commencing on January 1, 1996. The tenant has not made any payments due on the delinquent amounts note since January 1, 1996 and is delinquent on rental payments due since December 1995. As a result, the General Partner terminated the tenants lease effective February 9, 1996. As of the date hereof, the tenant is in the process of vacating the space. The General Partner is actively seeking a replacement tenant for this space.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
Cash in the aggregate amount of $2,522,718, generated from the Partnership's operations, was distributed to the General Partner and the Investors during 1995. The General Partner anticipates that the
Partnership will be able to make comparable distributions during 1996.

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

Results of Operations
- ---------------------
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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
The Partnership's share of property operating expenses at the Miami International Distribution Center increased by 48% in 1995 as compared to 1994 and by 23% as compared to 1993. The property incurred approximately $84,000 and $4,500 of non-recurring maintenance and repair expenses during 1995 and 1994, respectively. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 7% in 1995 as compared to 1994 and decreased by 13% as compared to 1993. The increase in 1995 as compared to 1994 is primarily due to legal costs incurred in connection with collecting delinquent rental amounts due from certain former tenants. The decrease in 1995 as compared to 1993 is primarily due to cleanup expenses incurred in 1993 as a result of damage caused by Hurricane Andrew.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1996.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
- ---------
On February 15, 1996, the Partnership made a cash distribution of $624,372 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will be able to make cash distributions in each of the four quarters of 1996 comparable to those made during 1995.

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

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1995:

                                              Years Ended December 31,
                                             1995       1994        1993
                                             ----       ----        ----

Reimbursement for Operating
 Expenses                                 $135,632   $135,667   $138,697
General Partner Share of Distributable
 Cash from Operations                       25,228     25,224     26,541
General Partner Share of Profits/
 (Losses) for tax purposes                  25,150     20,256     20,728


                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)         -  Listing of Exhibits

Page Number
or Exhibit                                        Page Number or
Number Under                                     Incorporation by
Regulation S-K     Description                      Reference
- ---------------    -----------                      ---------
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

       (d)  Audited financial statements of       Page 32
            QOCC-1 Associates for the year
            ended December 31, 1995+

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



- --------------------------
+Filed herewith
*Incorporated by reference

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


   Signatures                         Title
   ----------                         -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
WILLIAM M. FITZGERALD          Inc. (General Partner of Registrant)
- ---------------------
William M. Fitzgerald


                               Treasurer (Chief Accounting Officer)
                               of John Hancock Realty Equities, Inc.
RICHARD E. FRANK               (General Partner of Registrant)
- ----------------------
Richard E. Frank


                               Director of John Hancock Realty Equities,
MALCOLM G. PITTMAN             Inc. (General Partner of Registrant)
- ----------------------
Malcolm G. Pittman, III


                               Director of John Hancock Realty Equities,
SUSAN M. SHEPHARD              Inc. (General Partner of Registrant)
- ----------------------
Susan M. Shephard

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

Boston, Massachusetts
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

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                           Costs
                                                                        Capitalized
                                                  Initial Costs to     Subsequent to            Gross Amount
                                                    Partnership         Acquisition At Which Carried at Close of Period
                                                    -----------         ----------- -----------------------------------
                                                           Buildings                             Buildings
                                                              and                                   and
Description                        Encumbrances   Land    Improvements  Improvements     Land   Improvements  Total (1)
- -----------                        ------------   ----    ------------  ------------     ----   ------------   --------
Park Square
  Shopping Center
Brooklyn Park, MN                        -     $2,410,000  $10,419,611     $56,619   $2,410,000 $10,476,230  $12,886,230

Fulton Business Park
  Warehouse
Atlanta, GA                              -        520,000    4,584,494      34,292      520,000   4,618,786    5,138,786

Miami International
  Distribution Center
Miami, FL                                -      2,630,000    3,729,947      12,031    2,630,000   3,741,978    6,371,978
                                        --     ----------   ----------    --------   ----------  ----------   ----------



     Total                               -     $5,560,000  $18,734,052    $102,942   $5,560,000 $18,836,994  $24,396,994
                                        ==     ==========  ===========    ========   ========== ===========  ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III  (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                    Life on Which
                                                                   Depreciation in
                                                                   Latest Statement
                         Accumulated       Date of          Date    of Operations
Description            Depreciation (4)  Construction     Acquired   is Computed
- -----------            ----------------  ------------     --------   -----------
Park Square
  Shopping Center
Brooklyn Park, MN        $2,600,546           1988        7/15/88   30 Years (2)
                                                                     5 years (3)

Fulton Business Park
  Warehouse
Atlanta, GA               1,123,181           1986        9/20/88   30 Years (2)
                                                                     5 years (3)

Miami International
  Distribution Center
Miami, FL                   800,642           1977        7/31/89   30 Years (2)
                        -----------                                  5 years (3)
     Total               $4,524,369

1) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1995 is as follows:

          Property                                              Amount

          Park Square Shopping Center                      $12,760,226
          Fulton Business Park Warehouse                     5,134,189
          Miami International Distribution Center            6,450,095
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

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE IV

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1995

                                                            Final Maturity               Periodic
     Description                    Interest Rate                Date                 Payment Terms               Prior Liens
     -----------                    -------------                ----                 -------------               -----------

     Participating first             9.5% per annum and       April 1, 1998          Monthly payments
     mortgage on an office/          25% of net cash flow                            of interest only. The
     retail property located         from property                                   principal and all accrued
     in Boston, MA                   operations                                      but unpaid interest
                                                                                     are due on April 1, 1998

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
