Form 10-Q
period 1996-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1996-11-14
CIK 818257

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

Commission File Number           0-17664



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2969061
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02116
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
                   (A Massachusetts Limited Partnership)



                                  INDEX


PART I:    FINANCIAL INFORMATION                                    PAGE

  Item 1   -    Financial Statements:

                Balance Sheets at September 30, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three and
                Nine Months Ended September 30, 1996 and 1995         4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1996 and 1995              6

                Notes to Financial Statements                      7-16

  Item 2   -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations     17-25


PART II:   OTHER INFORMATION                                          26

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                                  September 30,        December 31,
                                                                       1996                1995
                                                                       ----                ----
Current assets:
  Cash and cash equivalents                                        $5,047,640          $3,520,394
  Restricted cash                                                      39,907              26,240
  Other current assets                                                207,156             107,596
                                                                  -----------         -----------
     Total current assets                                           5,294,703           3,654,230

Real estate loans                                                   5,794,587           6,557,159
Investment in property:
  Land                                                              5,560,000           5,560,000
  Buildings and improvements                                       18,836,994          18,836,994
                                                                  -----------         -----------
                                                                   24,396,994          24,396,994
  Less:    accumulated depreciation                                 4,995,238           4,524,369
                                                                  -----------         -----------
                                                                   19,401,756          19,872,625

Investment in joint venture                                         7,656,986           7,842,586
Long-term restricted cash                                             109,258             106,027
Deferred expenses, net of accumulated
  amortization of $1,210,715 in 1996
  and $995,374 in 1995                                              1,138,637           1,316,753
                                                                  -----------         -----------
     Total assets                                                 $39,395,927         $39,349,380
                                                                  ===========         ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                              $544,451            $239,566
  Accounts payable to affiliates                                       39,208              35,735
                                                                  -----------         -----------
     Total current liabilities                                        583,659             275,301

Partners' equity/(deficit):
  General Partner's deficit                                         (155,528)           (152,910)
  Limited Partners' equity                                         38,967,796          39,226,989
                                                                  -----------         -----------
     Total partners' equity                                        38,812,268          39,074,079
                                                                  -----------         -----------
     Total liabilities and partners' equity                       $39,395,927         $39,349,380
                                                                  ===========         ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                              1996           1995           1996           1995
                                              ----           ----           ----           ----
Income:
  Rental income                             $651,243       $608,739     $1,894,511     $1,779,294
  Interest income                            216,840        220,680        655,282        658,522
  Income from joint venture                  189,938        193,829        572,852        557,024
                                          ----------      ---------     ----------     ----------

     Total income                          1,058,021        962,047      3,122,644      2,994,840

Expenses:

  Depreciation                               156,957        156,957        470,869        470,931
  Property operating expenses                124,879        148,708        362,488        384,713
  Amortization of deferred expenses           68,878         68,162        215,340        199,006
  General and administrative expenses         63,736         53,524        180,937        163,336
                                          ----------      ---------     ----------     ----------
     Total expenses                          414,450        386,090      1,229,634      1,217,986
                                          ----------      ---------     ----------     ----------
     Net income                             $643,571       $575,957     $1,893,010     $1,776,854
                                          ==========     ==========     ==========     ==========

Allocation of net income:

  General Partner                             $6,436         $5,959        $18,930        $17,769
  John Hancock Limited Partner                     -              -              -              -
  Investors                                  637,134        589,938      1,874,080      1,759,085
                                          ----------      ---------     ----------     ----------
                                            $643,571       $575,957     $1,893,010     $1,776,854
                                          ==========     ==========     ==========     ==========

     Net income per Unit                       $0.24          $0.22          $0.72          $0.68
                                          ==========     ==========     ==========     ==========











                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1996 and
                       Year Ended December 31, 1995

                                                           General       Limited
                                                           Partner       Partners        Total
                                                           -------       --------        -----
Partner's equity/(deficit) at January 1, 1995
   (2,601,552 Units outstanding)                         ($151,822)    $39,334,595    $39,182,773

Less:     Cash distributions                               (25,228)    (2,497,490)    (2,522,718)

Add:      Net income                                         24,140      2,389,884      2,414,024
                                                           --------    -----------    -----------

Partner's equity/(deficit) at December 31, 1995
   (2,601,552 Units outstanding)                          (152,910)     39,226,989     39,074,079

Less:     Cash distributions                               (21,548)    (2,133,273)    (2,154,821)

Add:      Net income                                         18,930      1,874,080      1,893,010
                                                           --------    -----------    -----------

Partner's equity/(deficit) at September 30, 1996
   (2,601,552 Units outstanding)                         ($155,528)    $38,967,796    $38,812,268
                                                          =========    ===========    ===========





















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            1996           1995
                                                                            ----           ----
Operating activities:
  Net income                                                            $1,893,010     $1,776,854

  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                                          470,869        470,931
     Amortization of deferred expenses                                     215,340        199,006
     Cash distributions over/(under) equity
      in income from joint venture                                         185,600       (13,183)
                                                                        ----------     ----------
                                                                         2,764,819      2,433,608

  Changes in operating assets and liabilities:
     Decrease/(increase) in restricted cash                               (16,898)       (32,965)
     Increase in other current assets                                     (99,560)       (68,199)
     Increase in accounts payable
      and accrued expenses                                                 304,885        328,462
     Increase in accounts payable to
      affiliates                                                             3,473          3,309
                                                                        ----------     ----------
       Net cash provided by operating activities                         2,956,719      2,664,215

Investing activities:
  Principal payments on real estate loans                                  762,572        196,918
  Increase in deferred expenses and other assets                          (37,224)      (123,284)
                                                                        ----------     ----------
       Net cash provided by investing activities                           725,348         73,634

Financing activities:
  Cash distributed to Partners                                         (2,154,821)    (1,892,036)
                                                                        ----------     ----------
       Net cash used in financing activities                           (2,154,821)    (1,892,036)
                                                                        ----------     ----------

       Net increase in cash and cash
        equivalents                                                      1,527,246        845,813

       Cash and cash equivalents at beginning
        of year                                                          3,520,394      2,561,288
                                                                        ----------     ----------
       Cash and cash equivalents at end
        of period                                                       $5,047,640     $3,407,101
                                                                        ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 1996, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,649 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

     The Partnership is engaged solely in the business of (i) acquiring, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
     Investment in joint venture is recorded using the equity method.

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

     The net income per Unit for the periods hereof was calculated by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

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

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its affiliates on behalf of the Partnership during the nine months ended September 30, 1996 and 1995 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $125,128 and $99,897, respectively. These expenses are included in expenses on the Statements of Operations.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Investment in Property
   ----------------------
     Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                              September 30, 1996  December 31, 1995
                                                              ------------------  -----------------

      Park Square Shopping Center                                 $12,886,230         $12,886,230
      Fulton Business Park                                          5,138,786           5,138,786
      Miami International Distribution Center                       6,371,978           6,371,978
                                                                  -----------         -----------
                                                                  $24,396,994         $24,396,994
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

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the nine months ended September 30, 1996, the Partnership received two contingent interest payments, the sum of which is rather insignificant.

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

     Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the then outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of each month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995 and ending on June 1, 1996, payments of $85,416 per month were required on the first day of each month. The entire unamortized principal balance of $4,606,110 and all accrued but unpaid interest came due on July 1, 1996.

     During the second quarter of 1996, GCC requested a three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional one-time payment of $250,000 to reduce the outstanding principal balance of the loan. In addition, GCC was required to make monthly loan payments of $85,416 from July 1, 1996 through September 1, 1996. On July 1, 1996, GCC made the $250,000 payment as required by the extension agreement. During August 1996, GCC made an additional payment of $125,000 to further reduce the outstanding principal balance of the loan. The entire unamortized principal balance and all accrued but unpaid interest came due on October 1, 1996.

     During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continues to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional payment in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC will continue to make monthly loan payments of $85,416 from October 1, 1996 through December 1, 1996. On October 11, 1996, and November 8, 1996, GCC made additional payments of $200,000 each as required by the extension agreement. The entire unamortized principal balance and all accrued but unpaid interest will be due on January 1, 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Real Estate Loans (continued)
   -----------------
     Based upon current information and events, the General Partner believes it is possible that GCC may not be able to pay the entire outstanding principal balance of the loan, as extended, upon its maturity date (January 1, 1997). Should GCC fail to pay the entire outstanding balance of the loan, the General Partner will pursue all available remedies, including foreclosing on the property and pursuing the personal guaranty of GCC's principal stockholders, in order to collect upon all amounts due. The General Partner believes that the entire principal balance of the loan will ultimately be collectible.

     Real estate loans are evaluated for collectibility on an on-going basis.

7. Investment in Joint Venture
   ---------------------------
     On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%.
     During the second quarter of 1989, Income Fund-III exercised its option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Investment in Joint Venture (continued)
   ---------------------------
     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Since its inception, QOCC-1 Associates has not provided the partners with a return that exceeds 9% of their invested capital. However, the General Partner believes that QOCC-1 Associates will provide the partners with a return exceeding 9% of their invested capital during the year ending December 31, 1996.

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                         Unamortized Balance     Unamortized Balance
          Description                                    at September 30,1996    at December 31,1995
          -----------                                    --------------------   ----------------------
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized over the term
      of the loan agreement.                                      $5,687                   $8,531

      $113,468 acquisition fee for GCC mortgage loan.
      This amount was amortized over the original term
      of the loan agreement.                                           -                    8,105

      $152,880 acquisition fee for investment in the
      Affiliated Joint Venture.  This amount is amortized
      over a period of 31.5 years.                               115,469                  119,108

      $1,203,097 acquisition fees paid to the General
      Partner.   Prior to June 30, 1993, this amount was
      amortized over a period of 30 years.  Subsequent
      to June 30, 1993, the unamortized balance is
      amortized over a period of 8.5 years.                      636,584                  727,523

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Deferred Expenses (continued)
   -----------------

                                                         Unamortized Balance     Unamortized Balance
          Description                                    at September 30,1996    at December 31,1995
          -----------                                    --------------------   ----------------------
      $260,132 of tenant improvements.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                               125,769                  156,298

      $584,703 of lease commissions.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                               255,128                  297,188
                                                              ----------               ----------
                                                              $1,138,637               $1,316,753
                                                              ==========               ==========

9. Federal Income Taxes
   --------------------
       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Nine Months Ended September 30,
                                                                         1996             1995
                                                                         ----             ----
        Net income per Statements of Operations                       $1,893,010       $1,776,854

        Add/(deduct):  Excess of book depreciation
                        over tax depreciation                                77,546           80,117
                       Excess of book amortization
                        over tax amortization                                77,410           66,239
                       Other income                                       (119,377)        (214,403)
                                                                     ----------       ----------

        Net income for federal income tax purposes                    $1,928,589       $1,708,807
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

Liquidity and Capital Resources
-------------------------------
At September 30, 1996 the Partnership had $5,047,640 in cash and cash equivalents, $39,907 in restricted cash and $109,258 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 8% of the offering proceeds. Based upon the current balance of the working capital reserve as well as the projected level of cash flows from the Partnership's investments during the remainder of 1996, the Partnership increased cash distributions to Investors, effective with the May 15, 1996 distribution, from an annualized rate of 5% to an annualized rate of 6%. Liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

The Partnership incurred approximately $37,000 of leasing costs at the Miami International Distribution Center and Park Square Shopping Center properties during the nine months ended September 30, 1996. The General Partner anticipates that the Partnership will incur an aggregate of approximately $110,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1996. The current balance in the working capital reserve should be sufficient to pay such costs.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the nine months ended September 30, 1996, approximately $4,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance expenses incurred primarily at the Miami International Distribution Center. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $61,000 at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1996. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $2,154,821, generated from the Partnership's operations, was distributed to the General Partner and the Investors during the nine months ended September 30, 1996. Effective with the May 15, 1996 distribution, the Partnership increased quarterly cash distributions to Investors from approximately $624,000 to approximately $755,000.

The following table summarizes the leasing activity at each of the Partnership's equity investments during the nine months ended September 30, 1996 and scheduled leasing activity for each investment during the remainder of 1996:

                                Miami International      Fulton       Park Square     Quince Orchard
                                 Distribution Ctr.   Business Park   Shopping Ctr.    Corporate Ctr.
                                 -----------------   -------------   -------------    --------------
Square Footage                        215,019          150,535             137,108         99,782

Occupancy January 1, 1996                 87%             100%                 86%           100%
                                          ===             ====                 ===           ====
New Leases                                 0%               0%                  2%             0%

Lease Renewals                            23%               0%                  3%             0%

Leases Expired                             0%               9%                  4%             0%

Occupancy September 30, 1996              87%              91%                 84%           100%
                                          ===             ====                 ===           ====
Leases Scheduled to Expire
Balance of 1996                            0%               3%                  2%             0%
                                          ===             ====                 ===           ====
Leases Scheduled to Commence
Balance of 1996                            0%               0%                  0%             0%
                                          ===             ====                 ===           ====

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. The General Partner expects this matter to be heard by the court within the near term. Should the Partnership prevail in the action, there can be no assurance that the Partnership will be able to collect all, or any, of this amount. The General Partner will continue to pursue all available legal remedies in an effort to obtain collection from this former tenant.

The General Partner subsequently secured two replacement tenants for this space. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease is scheduled to expire in September 2004, vacated its space and has been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. Based upon the financial condition of the tenant, there can be no assurance that the Partnership will be able to collect all, if any, of the judgment amount. The General Partner continues to pursue all available legal remedies in an effort to obtain collection from this former tenant. The General Partner also continues to seek a replacement tenant for this space.

During October 1996, one tenant occupying approximately 50,000 square feet, or 23% of the space at the Miami International Distribution Center, and whose lease was scheduled to expire in November 1996, renewed its lease for a ten-year term. Pursuant to the lease, the tenant will receive free rent during January and February 1997. The General Partner estimates that the Partnership will incur approximately $91,000 in leasing costs in connection with this lease renewal during the remainder of 1996.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. The Miami Airport Authority has contacted the General Partner concerning a potential sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. During May 1996, the Miami Airport Authority made an offer to purchase this property. The General Partner is currently negotiating with the Miami Airport Authority towards a mutually acceptable sale of the property. The General Partner believes that the Miami Airport Authority's desire to acquire the Miami International Distribution Center has hampered its ability to lease the available space at the property.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Demand for available industrial space in Atlanta, Georgia, where the Fulton Business Park is located, has increased during the past two years and rental rates are increasing. The General Partner believes that, given current real estate market conditions for industrial space in Atlanta, the property will be able to retain existing tenants as well as secure a new tenant, or tenants, for the available space at the property. Due to these favorable real estate market conditions the General Partner listed the Fulton Business Park for sale during May 1996.

On November 7, 1996 the board of directors of the General Partner approved the sale of Fulton Business Park to a non-affiliated buyer for a gross sales price of $3,450,000, subject to the successful negotiation of a written agreement. The proposed transaction would likely close on or before November 30, 1996. After deductions for commissions and selling expenses incurred in connection with the sale of the property, this sale would generate net proceeds of approximately $3,305,000 and generate a non-recurring loss of approximately $692,000, representing the difference between the net sales price and the property's net book value of approximately $3,997,000 (including unamortized leasing costs of approximately $122,000). There can be no assurance, however, that this transaction will be successfully completed. If this transaction does not result in the sale of the property, then the General Partner will resume its efforts to locate another buyer for the Fulton Business Park.

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

205 Newbury Associates remained current on its minimum required debt service payments as of September 30, 1996 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a material adverse effect on the Partnership's liquidity and on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a material adverse affect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The mortgage loan to the General Camera Corporation ("GCC") came due on July 1, 1996. At that time, GCC did not have sufficient cash to pay the entire outstanding principal balance of the loan in the amount of $4,606,110. GCC requested a three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional one-time payment of $250,000 on July 1, 1996 to further reduce the principal balance of the loan. In addition, GCC was required to make the minimum monthly payment of $85,416 from July 1, 1996 through September 1, 1996, which obligations it has met. On July 1, 1996, GCC made the $250,000 payment as required by the extension agreement. During August 1996, GCC made an additional payment of $125,000 to further reduce the outstanding principal balance of the loan. The entire outstanding principal balance of the loan, as extended, plus any accrued but unpaid interest came due on October 1, 1996.

During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continues to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional payment in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC will continue to make monthly loan payments of $85,416 from October 1, 1996 through December 1, 1996. On October 11, 1996, and November 8, 1996, GCC made additional payments of $200,000 each, as required by the extension agreement. The entire unamortized principal balance of $3,545,361 and all accrued but unpaid interest will be due on January 1, 1997.

The General Partner believes, based upon current information and events, that GCC may not be able to pay the entire outstanding principal balance of the loan, as extended, on January 1, 1997. Should GCC fail to pay the entire outstanding balance of the loan, the General Partner will pursue all available remedies, including, but not limited to, foreclosing on the property and pursuing the personal guaranties of GCC's principal stockholders, in order to collect upon all amounts due. The General Partner believes that the entire principal balance of the loan will ultimately be collectible. Should the General Partner fail in its efforts to collect upon amounts due through foreclosure or collection on the personal guaranties, there could be a material adverse affect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of GCC and the financial condition of both GCC and the guarantors of the loan.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner had the Park Square Shopping Center property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $9,000,000. The net book value of the Park Square Shopping center property of approximately $10,023,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required. The Partnership's cumulative investment in the property before accumulated depreciation is approximately $12,886,000.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1995 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1995. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the nine months ended September 30, 1996 was $1,893,010, as compared to net income of $1,776,854 for the same period in 1995. This increase in net income of approximately 7% is primarily due to an increase in rental income collected at the Partnership's equity real estate investments.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Average occupancy for the Partnership's equity real estate investments was as follows:

                                         Nine Months Ended September 30,
                                                 1996         1995
                                                 ----         ----
   Miami International Distribution Center        87%          87%
   Fulton Business Park                           91%          86%
   Park Square Shopping Center                    85%          85%
   Quince Orchard Corporate Center
     (Affiliated Joint Venture)                  100%         100%


Rental income for the nine months ended September 30 1996 increased by $115,217, or 6%, as compared to the same period in 1995. Rental income increased by 8% between periods at the Fulton Business Park property primarily due to increases in average occupancy. Rental income increased by 6% between periods at the Miami International Distribution Center property primarily due to increases in the rental rates paid by certain tenants at the property. Rental income increased by 6% at the Park Square Shopping Center property due to increases in the rental rates paid by certain tenants at the property as well as a difference in the timing of the anchor tenant's payment of its annual reconciliation of percentage rental payments.

The Partnership's share of property operating expenses for the nine months ended September 30, 1996 decreased by $22,225, or 6%, as compared to the same period in 1995. The Partnership's share of property operating expenses at the Fulton Business Park declined by 14% between periods primarily due to the fact that a refund of a portion of a prior year's real estate taxes is included in the 1996 results. Excluding this amount, property operating expenses were consistent between periods. The Partnership's share of property operating expenses at the Miami International Distribution Center decreased by 8% between periods primarily due to non-recurring repair and maintenance expenses incurred at the property during the period in 1995. This decline was partially offset by legal costs incurred during 1996 in connection with the collection of past due rents from certain former tenants at the property. The Partnership's share of property operating expenses was consistent between periods at the Park Square Shopping Center.

Amortization of deferred expenses for the nine months ended September 30, 1996 increased by $16,334, or 8%, as compared to the same period in 1995. This increase is primarily due to leasing costs incurred at the Fulton Business Park during 1995 and the subsequent amortization of such costs.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the nine months ended September 30, 1996 increased by $17,601, or 11%, as compared to the same period in 1995. This increase is primarily due to an increase in the time required to be expended by the General Partner in connection with managing the Partnership's properties, including focusing on increasing their occupancies and on negotiating the potential sale of one of the properties.

The General Partner believes that inflation has had no significant impact on income from operations during the nine months ended September 30, 1996, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                   Nine Months Ended September 30,
                                                                            1996           1995
                                                                            ----           ----
Net cash provided by operating
   activities (a)                                                       $2,956,719     $2,664,215
Net change in operating assets and liabilities (a)                       (191,900)      (230,607)
                                                                        ----------     ----------
Net cash provided by operations (a)                                      2,764,819      2,433,608
Increase in working capital reserves                                     (478,607)      (541,570)
                                                                        ----------     ----------
Cash from operations (b)                                                 2,286,212      1,892,038
Decrease in working capital reserves                                             -              -
                                                                        ----------     ----------
Distributable cash from operations (b)                                  $2,286,212     $1,892,038

Allocation to General Partner                                              $22,862        $18,920
Allocation to Investors                                                  2,263,350      1,873,118
Allocation to John Hancock Limited Partner                                       -              -
                                                                        ----------     ----------
                                                                        $2,286,212     $1,892,038
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

During the fourth quarter of 1996, the Partnership will make a cash distribution in the amount of $754,450 to the Investors, representing a 6% annualized return to all Investors of record at September 30, 1996, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1996 will be comparable to that generated during each of the first three quarters of 1996.

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

Item 2.   Changes in Securities
          There were no changes in securities during the third quarter of 1996.

Item 3.   Defaults upon Senior Securities
          There were no defaults upon senior securities during the third quarter of 1996.

Item 4.   Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1996.

Item 5.   Other information
          On September 30, 1996 the Partnership filed Form 10-K/A to amend the Report on Form 10-K dated December 31, 1995. This amendment included the audited financial statements for the year ended December 31, 1995, of QOCC-1 Associates, the entity in which the Partnership holds its joint venture investment.

Item 6.   Exhibits and Reports on form 8-K
          (a)  There are no exhibits to this report
          (b) There were no Reports on Form 8-K filed during the third quarter of 1996.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1996.


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