Form 10-K
period 1996-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1997-04-01
CIK 818257

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from      N/A

Commission file number            0-17664

           JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

          Massachusetts                             04-2969061
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

 200 Clarendon Street, Boston, MA                     02116
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (800) 722-5457 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:  Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.
                            Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                      Exhibit Index on Pages 29 - 34

                            TABLE OF CONTENTS




                                  PART I


  Item 1    Business                                                      3
  Item 2    Properties                                                    8
  Item 3    Legal Proceedings                                             9
  Item 4    Submission of Matters to a Vote
              of Security Holders                                        10


                                 PART II


  Item 5    Market for the Partnership's Securities and Related
              Security Holder Matters                                    10
  Item 6    Selected Financial Data                                      11
  Item 7    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12
  Item 8    Financial Statements and Supplementary Data                  22
  Item 9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     22


                                 PART III


  Item 10   Directors and Executive Officers of the Registrant           23
  Item 11   Executive Compensation                                       25
  Item 12   Security Ownership of Certain Beneficial Owners
              and Management                                             26
  Item 13   Certain Relationships and Related Transactions               26


                                 PART IV


  Item 14   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        29

            Signatures                                                   35

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1996, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,580 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation could adversely affect the ability to finance, refinance or dispose of such property.

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

On March 10, 1988, the Partnership made a participating mortgage loan to 205 Newbury Associates secured by a first mortgage on 205 Newbury Street, an office and retail property located in Boston, Massachusetts. The property contains 7,029 net rentable square feet of office and retail space. The loan has a term of 120 months with interest only payable to the Partnership on a monthly basis at a fixed interest rate of 9.5% per annum. The full amount of the principal and accrued but unpaid interest is due and payable to the Partnership on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay contingent interest payments to the Partnership in the amount of 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. 205 Newbury Associates remains current on its minimum required debt service payments as of December 31, 1996 and as of the date hereof.

Contingent interest payments, which are based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generated any cash flow in excess of the minimum required debt service payments. Although contingent interest payments were received during the year ended December 31, 1996, the amount of such payments was immaterial.

The General Partner has no reason to believe, based upon current information and events, that the minimum debt service payments on the above mortgage loan will not continue to be met or that the outstanding principal balance of the loan will not be repaid.

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a community shopping center located in Brooklyn Park, Minnesota. Over the past couple of years, the retail real estate market within Brooklyn Park, including the Park Square Shopping Center property, has experienced a significant increase in the supply of rentable square feet and, therefore, an increase in competition for available tenants. In addition, the Minnesota market, as a whole, has high occupancy costs primarily resulting from one of the highest real estate taxes rates in the nation. These factors have required property owners to keep rental rates relatively flat over the past few years. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1997 and, therefore, no increase in market rental rates is anticipated.

On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has since held a 50% interest in the Affiliated Joint Venture.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February
2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of the seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period.

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a warehouse/distribution facility located in Miami, Florida. The General Partner acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. As of July 31, 1989 the General Partner transferred title to the Partnership at its original cost.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. During May 1996, the Miami Airport Authority made an offer to purchase this property which the General Partner did not accept. The General Partner is currently negotiating with the Miami Airport Authority towards a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner anticipates that a sale of this property would result in a gain to the Partnership.

On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation ("GCC"), a non-affiliated borrower, secured by a first mortgage on 540 West 36th Street, a 72,000 square foot office/warehouse/service facility located in New York, New York. In addition, the loan is personally guaranteed by the principal stockholders of GCC. Under the original terms of the loan agreement, GCC was required to pay interest only monthly at an annual rate of 11%. Effective June 1, 1994, the loan agreement was amended to require i) GCC to make a one-time payment of $250,000 towards the outstanding principal balance of the loan and ii) future monthly payments of principal and interest. The entire principal balance and all accrued but unpaid interest came due on July 1, 1996.

During the second quarter of 1996, GCC requested a three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional one-time payment of $250,000 to reduce the outstanding principal balance of the loan and continuing to make monthly loan payments of principal and interest from July 1, 1996 through September 1, 1996. The entire unamortized principal balance and all accrued but unpaid interest came due on October 1, 1996.

During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional payment in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC was required to continue making monthly loan payments of principal and interest from October 1, 1996 through December 1, 1996. The entire unamortized principal balance and all accrued but unpaid interest came due on January 1, 1997. On January 9, 1997, GCC paid the entire outstanding principal balance and all accrued but unpaid interest then due. The proceeds from the repayment of the entire original principal balance of $5,500,000 were distributed to the Limited Partners in the manner described below.

On September 20, 1988, the Partnership acquired Fulton Business Park, a warehouse/distribution/office facility located in Atlanta, Georgia. Real estate market conditions for industrial space in Atlanta have declined since the Partnership purchased Fulton Business Park. However, since late 1993 vacancies in the Atlanta industrial real estate market declined and rental rates increased. With the gradual improvement in market conditions Fulton Business Park sustained a stabilized occupancy rate and improved its income and cash flow performance. Given these market conditions and the income performance of the property, the General Partner listed the Fulton Business Park for sale during May 1996. On December 2, 1996, the Partnership sold the Fulton Business Park property to a non-affiliated buyer and received net sales proceeds of $3,313,190. The distribution of the proceeds of this sale is described in the following paragraph.

The Partnership received an aggregate amount of $8,813,190 from the net sales proceeds from the Fulton Business Park ($3,313,190) and from cumulative repayments on the GCC mortgage loan ($5,500,000). During February 1997, the Partnership distributed $8,794,287, of which $8,142,858 was distributed to the Investors and $651,429 was distributed to the John Hancock Limited Partner. The Partnership retained $18,903 in working capital reserves.

On October 18, 1988, the Partnership made a participating first mortgage loan to Siete Properties IV secured by a first mortgage on the Siete Square IV Office Building ("Siete Square"), a four-story garden office building located in Phoenix, Arizona. During 1990, the borrower was unable to meet the minimum required debt service payments and on July 25, 1990, the Partnership acquired title to this property by a deed-in-lieu of foreclosure. On December 10, 1992, the Partnership sold Siete Square to a non-affiliated buyer and received net sales proceeds of $1,605,675. Of this amount, during 1993 the Partnership distributed $1,456,869 to the Investors, $116,550 to the John Hancock Limited Partner and retained $32,256 in working capital reserves.

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

Item 2 - Properties

As of December 31, 1996, the Partnership held the following investment portfolio:

Park Square Shopping Center
---------------------------
On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property, substantially completed during the first quarter of 1988, contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1996 was 85%.

JH Quince Orchard Partners
--------------------------
On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has since held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1996 was 100%.

Miami International Distribution Center
---------------------------------------
On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1996 was 87%.

Item 2 - Properties

---------------------------------------
As of December 31, 1996, the Partnership held the following mortgage loans in its investment portfolio:

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

The entire outstanding balance of this loan was paid in full on January 9, 1997.

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

On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership. The certification order should not be construed as suggesting that any member of the class is entitled to recover, or will recover, any amount in the action.

The General Partner believes the allegations are totally without merit and will continue to vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1996.

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

(b)  Number of Security Holders
                                 Number of
                               Record holders          Number of Units
                                   as of              outstanding as of
  Title of Class             December 31, 1996        December 31, 1996
  --------------             -----------------        -----------------
  Assignee Units                   4,580                  2,601,552

(c)  Dividend History and Restrictions
During the fiscal years ended December 31, 1996 and 1995, the Partnership distributed cash in the amount of $2,916,891 and $2,522,718, respectively, from Distributable Cash from Operations (as defined in the Partnership Agreement). These amounts were allocated to the General Partner, John Hancock Limited Partner and the Investors in accordance with the terms of the Partnership Agreement.

The following table reflects cash distributions made during the two year period ended December 31, 1996:

                                                            Amount
                                                         Paid to the
      Date of              Amount of    Amount Paid to    John Hancock    Amount Paid  Distribution
    Distribution          Distribution General Partner  Limited Partner   to Investors   Per Unit
    ------------          ------------  --------------  ----------------  ------------   -------
   February 15, 1995        $630,679        $6,307               $-         $624,372      $0.24
   May 15, 1995              630,680         6,307                -          624,373       0.24
   August 15, 1995           630,679         6,307                -          624,372       0.24
   November 15, 1995         630,680         6,307                -          624,373       0.24
   February 15, 1996         630,678         6,306                -          624,372       0.24
   May 15, 1996              762,071         7,621                -          754,450       0.29
   August 15, 1996           762,071         7,621                -          754,450       0.29
   November 15, 1996         762,070         7,620                -          754,450       0.29

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters - (Continued)

During 1996, the General Partner estimated that the Partnership's Cash from Operations for the year then ending would be sufficient to provide the Investors with cash distributions at an annualized rate of 6%. Therefore, effective with the May 15, 1996 quarterly cash distribution, the Partnership increased cash distributions to the Investors from an annualized rate of 5% to an annualized rate of 6%. The General Partner anticipates that the Partnership's Cash from Operations will be sufficient to make cash distributions in 1997 comparable to those made in 1996. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1996         1995         1994        1993        1992
                                           ----         ----         ----        ----        ----
Rental income                           $2,505,925  $2,447,532   $2,170,416  $2,296,571   $2,817,557
Interest income                            877,475     879,508      843,631     872,180      883,680
Income from joint venture                  701,988     755,198      541,188     221,738      432,782
Net income                               1,602,127   2,414,024    1,985,107   1,935,917      273,753
Net income per Unit (b)                      0.63         0.92        0.76         0.74        0.16
Ordinary tax income (a)                  1,457,094   2,515,024    2,025,648   2,072,792      384,410
Ordinary tax income per Unit (b)             0.58         0.96        0.77         0.79        0.21
Cash distributions per Unit from
  operations                                 1.16         0.96        0.96         1.07        1.20
Distributable Cash from Sales,
  Financings or Repayments               3,315,418           -            -           -    1,573,419
Cash distribution per Unit from
  Sales, Financings or Repayments            1.18         -           -            0.56        -
Cash and cash equivalents at
  December 31                            8,669,990   3,520,394    2,561,288   3,742,273    4,713,396
Total assets at December 31             38,131,131  39,349,380   39,413,410  40,559,574   42,421,785

(a) The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1996         1995         1994        1993        1992
                                           ----         ----         ----        ----        ----
     General Partner                       $14,571     $25,150      $20,256     $20,728       $3,844
     John Hancock Limited Partner         (70,487)           -            -           -    (159,110)
     Investors                           1,513,010   2,489,874    2,005,392   2,052,064      539,676
                                        ----------  ----------   ----------  ----------     --------
      Total                             $1,457,094  $2,515,024   $2,025,648  $2,072,792     $384,410
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1996, 1995, 1994, 1993 and 1992. The ordinary tax income per Unit as presented for 1996, 1995, 1994, 1993 and 1992 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 1996, the Partnership had $8,669,990 in cash and cash equivalents, $15,166 in restricted cash and $96,446 in long-term restricted cash. The Partnership's cash and cash equivalents increased by $5,149,596 from December 31, 1995 to December 31, 1996 primarily due to the sale of the Fulton Business Park property on December 2, 1996 and principal payments made during the year on the GCC mortgage loan.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The Partnership has a working capital reserve with a current balance of approximately 3.5% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Based upon the balance of the working capital reserve and the projected level of cash flows to be generated from the Partnership's investments during 1996, the General Partner determined that the Partnership's Cash from Operations was sufficient to provide Investors with quarterly cash distributions at an annualized rate of 6%. Therefore, effective with the May 15, 1996 cash distribution, the Partnership increased quarterly cash distributions to Investors from an annualized rate of 5% to an annualized rate of 6%.

The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

Due to favorable real estate market conditions and the income performance of the Fulton Business Park, the General Partner listed the property for sale during May 1996. On November 25, 1996, the General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership for the sale of the Fulton Business Park property to a non-affiliated buyer (the "Buyer") for a gross sales price of $3,450,000. On December 2, 1996, the Partnership sold the Fulton Business Park to the Buyer and received net sales proceeds of $3,313,190, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction generated a loss of $561,341, representing the difference between the net sales price and the property's net book value of $3,874,531 and a write-off of $122,403, representing the unamortized balance of lease acquisition costs. For the year ending December 31, 1996, the Fulton Business Park generated approximately 11% of the Partnerships net cash provided by operations.

The mortgage loan to the General Camera Corporation ("GCC"), made in the original amount of $5,500,000 came due on July 1, 1996. At that time, GCC did not have sufficient cash to pay the entire remaining outstanding principal balance of the loan in the amount of $4,606,110. GCC requested a three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional one-time payment of $250,000 to further reduce the principal balance of the loan.
In addition, GCC was required to make minimum monthly payments of principal and interest in the amount of $85,416 from July 1, 1996 through September 1, 1996. The entire outstanding principal balance of the loan, as extended, plus any accrued but unpaid interest came due on October 1, 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making additional principal payments in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC was required to make minimum monthly payments of principal and interest in the amount of $85,416 from October 1, 1996 through December 1, 1996. On October 11, 1996, and November 8, 1996, GCC made additional payments of $200,000 each, as required by the extension agreement. The entire unamortized principal balance and all accrued but unpaid interest came due on January 1, 1997.

On January 9, 1997, GCC paid the entire outstanding principal balance and all accrued but unpaid interest then due.

The Partnership received an aggregate amount of $8,813,190 from the net sales proceeds from the Fulton Business Park ($3,313,190) and from cumulative repayments on the GCC mortgage loan ($5,500,000). During February 1997, the Partnership distributed $8,794,287, of which $8,142,858 was distributed to the Investors and $651,429 was distributed to the John Hancock Limited Partner. The Partnership retained $18,903 in working capital reserves.

During 1996, cash in the aggregate amount of $119,359 was used for the payment of leasing costs incurred at the Miami International Distribution Center and Park Square Shopping Center properties. The General Partner anticipates that the Partnership will incur an aggregate of approximately $118,000 in leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during 1997. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1996, approximately $51,000 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance expenses incurred at the Miami International Distribution Center, Park Square Shopping Center and Fulton Business Park properties. The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance expenses in the aggregate amount of approximately $38,000 at the Park Square Shopping Center and Miami International Distribution Center properties during 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

During 1996, cash in the amount of $2,916,891, generated from the Partnership's operations, was distributed to the General Partner and the Investors. The General Partner anticipates that the Partnership will be able to make comparable distributions of cash from operations during each of the four quarters in 1997.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's remaining properties during 1996 and scheduled leasing activity for each investment during 1997:

<CAPTION
                                        Miami International     Park Square       Quince Orchard
                                         Distribution Ctr.     Shopping Ctr.      Corporate Ctr.
                                         -----------------     -------------      --------------
Square Footage                                  215,019             137,108              99,782

Occupancy January 1, 1996                           87%                 86%                100%
                                                   ====                ====                ====

New Leases                                           0%                  2%                  0%

Lease Renewals                                      23%                  4%                  0%

Leases Expired                                       0%                  4%                  0%

Occupancy December 31, 1996                         87%                 84%                100%
                                                   ====                ====                ====
Leases Scheduled to Expire During 1997               0%                  1%                  0%
                                                   ====                ====                ====
Leases Scheduled to Commence During 1997             0%                  4%                  0%
                                                   ====                ====                ====

A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. During January 1997, the Partnership reached a settlement agreement with the former tenant whereby the Partnership agreed to dismiss the action in exchange for the sum of $114,000. Of the settlement amount, the former tenant i) received a $24,143 credit against the settlement amount, which credit represents the former tenant's security deposit held by the Partnership, ii) was required to make a one-time payment of $50,000 to the Partnership, which amount has been received, and iii) is required to make monthly payments commencing February 15, 1997 in the amount of $2,000 until the sum of $39,857 is paid to the Partnership.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner subsequently secured two replacement tenants for this space at MIDC. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease is scheduled to expire in September 2004, vacated its space and has been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. Subsequent to receiving this judgment, the tenant's owner declared personal bankruptcy in a U.S. bankruptcy court in Florida. In March 1997, the Partnership received $10,000 from the bankruptcy court as final settlement of the Partnership's claim. This amount was ordered to be paid as follows: i) $5,000 upon the bankruptcy court approving the settlement and ii) $5,000 thirty days after the approval of the settlement. As of the date hereof, the Partnership has received the first installment. The General Partner continues to seek a replacement tenant for this space.

During October 1996, one tenant occupying approximately 50,000 square feet, or 23% of the space at the Miami International Distribution Center, and whose lease was scheduled to expire in November 1996, renewed its lease for a ten-year term. Pursuant to the lease, the tenant will receive free rent during January and February 1997. The Partnership incurred approximately $79,500 in leasing costs in connection with this lease renewal during 1996.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. The General Partner is currently negotiating with the Miami Airport Authority towards a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's desire to acquire the Miami International Distribution Center has hampered its ability to lease the available space at the property.

Results of Operations
---------------------
The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1997 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
205 Newbury Associates remained current on its minimum required debt service payments as of December 31, 1996 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a material adverse effect on the Partnership's liquidity and on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a material adverse effect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

The General Partner had the Park Square Shopping Center property independently appraised during the first quarter of 1996. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $9,000,000. The carrying value of the Park Square Shopping center property of approximately $10,010,000 at December 31, 1996 was evaluated in comparison to its estimated future undiscounted cash flows, the independent appraisal and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its current carrying value. Therefore, no impairment in value existed and a write-down in value was not required. The Partnership's cumulative investment in the property before accumulated depreciation is approximately $12,960,000.

The General Partner evaluated the carrying value of each of the Partnership's other properties and its joint venture investment as of December 31, 1996 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether any impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1996. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to determine whether a impairment in value exists on any of the Partnership's investments.

Average occupancy for the Partnership's equity real estate investments was as follows:
                                                 Years Ended December 31,
                                                1996       1995       1994
                                                ----       ----       ----
  Park Square Shopping Center                   85%        85%        85%
  Miami International Distribution Center       87%        87%        70%
  Quince Orchard Corporate Center
    (Affiliated Joint Venture)                  100%       100%       83%
  Fulton Business Park                          N/A        87%        84%

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

1996 compared with 1995

Net income for the year ended December 31, 1996 was $1,602,127, as compared to net income of $2,414,024 in 1995. Included in the results for 1996 are non-recurring losses and write-offs in the aggregate amount of $683,744 which resulted from the sale of the Fulton Business Park property in December 1996. Excluding these amounts, the Partnership's net income decreased by 5% during 1996 as compared to 1995 primarily due to a decline in the net income generated by the Park Square Shopping Center, a decline in the amount of income allocated to the Partnership from its joint venture investment and an increase in general and administrative expenses. The impact of these declines were partially offset by increases in the performance of the Miami International Distribution Center and Fulton Business Park properties.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1996 decreased by $53,210, or 7%, as compared to 1995. This decrease is due the manner in which the partnership agreement of QOCC-1 Associates allocates income to its partners (see the third paragraph of Item 8 , Note 7 of this Report ).

The Partnership's share of property operating expenses for the year ended December 31, 1996 increased by $115,312, or 21%, as compared to the same period in 1995. Included in the amount for 1996 is a $122,403 write-off of unamortized lease acquisition costs resulting from the sale of the Fulton Business Park. Excluding this amount, the Partnership's share of property operating expenses were consistent between years, which resulted from a decrease in the Partnership's share of property operating expenses at the Miami International Distribution Center and Fulton Business Park being offset by an increase in the Partnership's share of property operating expenses at the Park Square Shopping Center.

The Partnership's share of property operating expenses at the Miami International Distribution Center decreased by 10% during 1996 as compared to 1995. The property incurred approximately $10,000 and $84,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. Excluding these amounts, property operating expenses increased by 23% between periods primarily due to legal costs incurred during 1996 in connection with the collection of past due rents from certain former tenants at the property.

The Partnership's share of property operating expenses at the Fulton Business Park increased by 212% during 1996 as compared to 1995. As stated above, the Partnership wrote-off $122,403 of unamortized lease acquisition costs upon the sale of the property. In addition, the property incurred approximately $3,000 and $24,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. Excluding such amounts, the Partnership's share of property operating expenses for 1996 decreased by 71% primarily due to the fact that refunds of portions of prior years' real estate taxes are included in the 1996 results.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The Partnership's share of property operating expenses at the Park Square Shopping Center increased by 50% during 1996 as compared to 1995. The property incurred approximately $37,000 of non-recurring maintenance and repair expenses during 1996. Excluding this amount, the Partnership's share of property operating expenses increased by 25% between periods.
This increase is primarily due to an error in the calculation of the anchor tenant's share of expense reimbursements. Over the past several years, the Partnership had over billed this tenant for its share of operating expenses incurred at the property. Accordingly, an adjustment to this tenant's share of property operating expenses, retroactive to 1991, was made during 1996.

General and administrative expenses for the year ended December 31, 1996 increased by $143,843, or 62%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint filed against the Partnership during February 1996. (For further information regarding the class action complaint, see Item 3-Legal Proceedings). Excluding this amount, general and administrative expenses increased by 8% between periods primarily due to an increase in the time required to be expended by the General Partner in connection with actions taken to sell the Fulton Business Park.

1995 compared with 1994

Net income for the year ended December 31, 1995 was $2,414,024, as compared to $1,985,107 in 1994. Net income increased by 22% between years primarily due to increases in the performance of the Miami International Distribution Center, Fulton Business Park and Park Square Shopping Center properties.
In addition, the Partnership's allocation of income from the joint venture increased between years.

Rental income for the year ended December 31, 1995 increased by $277,116, or 13%, as compared to 1994. Rental income at the Fulton Business Park and Miami International Distribution Center properties increased by 26% and 23%, respectively, between years primarily due to increases in average occupancy. Rental income at the Park Square Shopping Center was consistent between years.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1995 increased by $214,010, or 40%, as compared to 1994 primarily due to an increase in average occupancy at the Quince Orchard Corporate Center.

During 1995, the Partnership's share of property operating expenses increased by $114,099, or 27%, as compared to 1994, as described below.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The Partnership's share of property operating expenses at the Miami International Distribution Center increased by 48% in 1995 as compared to 1994. Included in property operating expenses during 1995 and 1994 is approximately $84,000 and $4,500, respectively, of non-recurring maintenance and repair expenses. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 7% between years primarily due to legal costs incurred in connection with collecting delinquent rental amounts due from certain former tenants.

The Partnership's share of property operating expenses at the Park Square Shopping Center decreased by 6% in 1995 as compared to 1994. Included in property operating expenses during 1994 is approximately $8,000 in non-recurring maintenance and repair expenses. Excluding this amount, the Partnership's share of property operating expenses at the property was consistent between years.

The Partnership's share of property operating expenses at the Fulton Business Park increased by 43% in 1995 as compared to 1994. Included in property operating expenses during 1995 and 1994 is approximately $24,000 and $14,000, respectively, of non-recurring maintenance and repair expenses. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 36% between years primarily because in 1995 the Partnership paid additional real estate taxes relating to 1994 that had not been billed by the taxing authority during 1994. In addition, the results for 1994 include a refund of a portion of the prior year's real estate taxes which had the effect of reducing operating expenses during that period.

Amortization of deferred expenses for the year ended December 31, 1995 decreased by $13,677, or 5%, as compared to 1994 primarily due to the full amortization during 1994 of a portion of leasing costs incurred at the Miami International Distribution Center.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1996         1995        1994         1993        1992
                                           ----         ----        ----         ----        ----
Net cash provided by operating
  activities (a)                        $3,560,858  $3,361,696   $2,224,822  $3,695,258   $3,425,279
Net change in operating assets and
  liabilities (a)                        (112,004)     (7,724)      645,878   (724,719)       92,471
                                        ----------  ----------   ----------  ----------   ----------
Net cash provided by operations (a)      3,448,854   3,353,972    2,870,700   2,970,539    3,517,750
Increase in working capital reserves     (400,571)   (831,254)    (347,986)   (316,431)    (364,354)
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 3,048,283   2,522,718    2,522,714   2,654,108    3,153,396
Decrease in working capital reserves             -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from operations (b)  $3,048,283  $2,522,718   $2,522,714  $2,654,108   $3,153,396
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner              $30,483     $25,228      $25,224     $26,541      $31,534
Allocation to Investors                  3,017,800   2,497,490    2,497,490   2,627,567    3,121,862
Allocation to John Hancock Limited
  Partner                                        -           -            -           -            -
                                        ----------  ----------   ----------  ----------   ----------
                                        $3,048,283  $2,522,718   $2,522,714  $2,654,108   $3,153,396
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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
On February 14, 1997, the Partnership made a cash distribution in the aggregate amount of $9,556,358. Of this amount, $762,071 was generated from Distributable Cash from Operations for the quarter ended December 31, 1996, $3,315,418 was generated from Distributable Cash from Sales, Financings or Repayments during the year ended December 31, 1996 and $5,478,869 was generated from Distributable Cash from Sales, Financings or Repayments during the first quarter of 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                            From 1996           From 1997
                                        From 1996        Dist. Cash From     Dist. Cash From
                                        Dist. Cash      Sales, Financings,  Sales, Financings,
                                     From Operations      or Repayments       or Repayments
                                     ---------------      -------------       -------------
Investors                                 $754,450          $3,069,831          $5,073,027
John Hancock Limited Partner                     -             245,587             405,842
General Partner                              7,621                   -                   -
                                          --------          ----------          ----------
     Total                                $762,071          $3,315,418          $5,478,869
                                          ========          ==========          ==========

The amount distributed to Investors from Distributable Cash from Operations represents a 6% annualized return.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant as of and for the year ended December 31, 1996, 1995 and 1994 are included herewith.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under this Item have occurred.

                                 Part III

Item 10 - Directors and Executive Officers of the Registrant

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

         Name                        Title                             Age
         ----                        -----                             ---
     William M. Fitzgerald      President and Director                   53
     Malcolm G. Pittman, III    Director                                 45
     Susan M. Shephard          Director                                 44
     Richard E. Frank           Treasurer (Chief Accounting Officer)     35

The term of office and other positions held by the persons listed above appear in paragraph (e) below.

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


         Name                        Title                             Age
         ----                        -----                             ---
     Edward P. Dowd             Senior Vice President of                 54
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's         50
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

     Stephen Kindl              Senior Investment Officer of             39
                                John Hancock's Real Estate
                                Investment Group, Assistant Vice
                                President of John Hancock Realty
                                Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 53) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1997. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman III (age 45) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1997. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 44) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1997. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 35) joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 54) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 50) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 39), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)  Involvement in certain legal proceedings

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

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receive any current or proposed direct remuneration from the Partnership in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights to any such persons in such capacities. No long-term incentive plan exists with any such persons in such capacities and no remuneration plan or arrangement exists with any such persons resulting from resignation, retirement or any other termination.
Therefore, tables relating to these topics have been omitted.

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1996 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1996 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1996.

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

Item 13 - Certain Relationships and Related Transactions

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 1996, 1995 and 1994.

The Partnership provides indemnification to the General Partner and its Affiliates (defined in the Partnership Agreement) for acts or omissions of the General Partner or its Affiliates performed in good faith on behalf of the Partnership, subject to certain specified exceptions, as described in the following paragraph.

The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such Affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for Partnership properties. In such circumstances, the Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 1996, 1995 and 1994.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1996, 1995 and 1994.
The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $160,863, $135,632 and $135,667 of such expenses during the years ended December 31, 1996, 1995 and 1994, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 1996, 1995 and 1994.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $30,483, $25,228 and $25,224 for the years ended December 31, 1996, 1995 and 1994, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 1996, 1995 and 1994.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales, Financings or Repayments was $245,587, $0 and $0 during the years ended December 31, 1996, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 1996,1995 and 1994.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $14,571, $25,150 and $20,256 during the years ended December 31, 1996, 1995 and 1994, respectively. The John Hancock Limited Partner did not receive an allocation of such Profits or Losses during the years ended December 31, 1996, 1995 and 1994.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1996:
                                                Years Ended December 31,
                                              1996       1995        1994
                                              ----       ----        ----

Reimbursement for Operating
 Expenses                                   $160,863   $135,632    $135,667
General Partner Share of Distributable
 Cash from Operations                         30,483     25,228      25,224
John Hancock Limited Partner's share of
 Cash from Sales, Financings or
 Repayments                                  245,587          -           -
General Partner Share of Profits/
 (Losses) for tax purposes                    14,571     25,150      20,256

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Purchase and Sale Agreement           Exhibit 1 to the
            between John Hancock Realty           Partnership's Report
            Income Fund-II Limited Partnership    on Form 8-K dated
            and FR Acquisitions, Inc.             December 2, 1996
            dated December 2, 1996*               (File 0-17664)

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

       (b)  Secured Note dated June 30,           Exhibit 2 to the
            1989 from General Camera              Partnership's
            Corporation to John Hancock           Report on Form 8-K
            Realty Income Fund-II Limited         dated June 30, 1989
            Partnership.*                         (File 33-15630)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (e)  First Amendment to Note dated         Exhibit 10.8(e) to the
            June 1, 1994 from General Camera      Partnership's Report on
            Corporation and John Hancock Realty   Form 10-K dated
            Income Fund-II LP*                    December 31, 1994
                                                  (File 0-17664)

     10.9   Documents relating to Miami
            International Distribution Center

       (a)  Agreement of Purchase and             Exhibit 1 to the
            Sale between National Life            Partnership's
            Insurance Company and John            Report on Form 8-K
            Hancock Realty Equities               dated June 30, 1989
            Incorporated.*                        (File 33-15630)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(b) During the quarter ended December 31, 1996, the Partnership filed a report on Form 8-K. This report, dated December 2, 1996, disclosed the terms of the sale of the Fulton Business Park property and included the following Pro Forma Financial Statements:

       Pro Forma Balance Sheet at September 30, 1996
       Pro Forma Statement of Operations for the nine months ended September 30, 1996
       Pro Forma Statement of Operations for the year ended December 31,
       1995

(c)   Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-52.

+Filed herewith
*Incorporated by reference

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.


                              JOHN HANCOCK REALTY INCOME FUND-II
                              LIMITED PARTNERSHIP

                              By:  John Hancock Realty Equities, Inc.
                              General Partner


                              By:  WILLIAM M. FITZGERALD
                                   ---------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1997.


   Signatures                         Title
   ---------                          -----


                              President (Principal Executive Officer) and
                              Director of John Hancock Realty Equities,
WILLIAM M. FITZGERALD         Inc. (General Partner of Registrant)
---------------------
William M. Fitzgerald


                              Treasurer (Chief Accounting Officer)
                              of John Hancock Realty Equities, Inc.
RICHARD E. FRANK              (General Partner of Registrant)
---------------------
Richard E. Frank


                              Director of John Hancock Realty Equities,
MALCOLM G. PITTMAN            Inc. (General Partner of Registrant)
---------------------
Malcolm G. Pittman, III


                              Director of John Hancock Realty Equities,
SUSAN M. SHEPHARD             Inc. (General Partner of Registrant)
---------------------
Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                             CERTAIN EXHIBITS



                       YEAR ENDED DECEMBER 31, 1996



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))

(1)  (a)    Financial Statements of the Registrant                   Page
       Report of Independent Auditors                                 F-3
       Balance Sheets at December 31, 1996 and 1995                   F-4
         Statements of Operations for the Years Ended
       December 31, 1996, 1995 and 1994                               F-5
         Statements of Partners' Equity for the Years Ended
       December 31, 1996, 1995 and 1994                               F-6
         Statements of Cash Flows for the Years Ended
       December 31, 1996, 1995 and 1994                               F-7
       Notes to Financial Statements                                  F-8

     (b)    Financial Statements of the Investee
       Report of Independent Auditors                                 F-24
       Balance Sheet at December 31, 1996                             F-25
       Statement of Operations for the Year
         Ended December 31, 1996                                      F-26
       Statement of Partners' Equity for the
         Year Ended December 31, 1996                                 F-27
       Statement of Cash Flows for the Year
         Ended December 31, 1996                                      F-28
       Notes to Financial Statements                                  F-29

       Report of Independent Auditors                                 F-34
       Balance Sheet at December 31, 1995                             F-35
       Statement of Operations for the Year
         Ended December 31, 1995                                      F-36
       Statement of Partners' Equity for the
         Year Ended December 31, 1995                                 F-37
       Statement of Cash Flows for the Year
         Ended December 31, 1995                                      F-38
       Notes to Financial Statements                                  F-39

       Report of Independent Auditors                                 F-44
       Balance Sheet at December 31, 1994                             F-45
       Statement of Operations for the Year
         Ended December 31, 1994                                      F-46
       Statement of Partners' Equity for the
         Year Ended December 31, 1994                                 F-47
       Statement of Cash Flows for the Year
         Ended December 31, 1994                                      F-48
       Notes to Financial Statements                                  F-49

(2)  Financial Statement Schedules

     Schedule III:   Real Estate and Accumulated Depreciation         F-52
     Schedule IV:    Mortgage Loans on Real Estate                    F-54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 1997, except
     for Note 10, as to which the
     date is March 18, 1997

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                    December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
 Cash and cash equivalents                   $8,669,990     $3,520,394
 Restricted cash                                 15,166         26,240
 Other current assets                           112,762        107,596
                                             ----------     ----------
   Total current assets                       8,797,918      3,654,230

Real estate loans                             5,245,361      6,557,159

Investment in property:
 Land                                         5,040,000      5,560,000
 Buildings and improvements                  14,218,208     18,836,994
                                             ----------     ----------
                                             19,258,208     24,396,994
 Less:  accumulated depreciation              3,875,115      4,524,369
                                             ----------     ----------
                                             15,383,093     19,872,625

Investment in joint venture                   7,574,268      7,842,586
Long-term restricted cash                        96,446        106,027
Deferred expenses, net of accumulated
 amortization of $1,086,688 in 1996
 and $995,374 in 1995                         1,034,045      1,316,753
                                             ----------     ----------
   Total assets                             $38,131,131    $39,349,380
                                             ==========     ==========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $282,825       $239,566
 Accounts payable to affiliates                  88,991         35,735
                                             ----------     ----------
   Total current liabilities                    371,816        275,301

Partners' equity/(deficit):
 General Partner's deficit                    (166,057)      (152,910)
 Limited Partners' equity                    37,925,372     39,226,989
                                             ----------     ----------
   Total partners' equity                    37,759,315     39,074,079
                                             ----------     ----------
   Total liabilities and partners' equity   $38,131,131    $39,349,380
                                             ==========     ==========



                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                            1996         1995        1994
                                            ----         ----        ----

Income:
  Rental income                         $2,505,925  $2,447,532   $2,170,416
  Interest income                          877,475     879,508      843,631
  Income from joint venture                701,988     755,198      541,188
                                        ----------  ----------   ----------
     Total income                        4,085,388   4,082,238    3,555,235

Expenses:
  Depreciation                             615,000     627,886      628,198
  Property operating expenses              651,925     536,613      422,514
  General and administrative expenses      375,330     231,487      233,511
  Amortization of deferred expenses        279,665     272,228      285,905
  Loss on sale of property                 561,341           -            -
                                        ----------  ----------   ----------
     Total expenses                      2,483,261   1,668,214    1,570,128
                                        ----------  ----------   ----------
     Net income                         $1,602,127  $2,414,024   $1,985,107
                                        ==========  ==========   ==========

Allocation of net income:

  General Partner                          $16,021     $24,140      $19,851
  John Hancock Limited Partner            (41,165)           -            -
  Investors                              1,627,271   2,389,884    1,965,256
                                        ----------  ----------   ----------
                                        $1,602,127  $2,414,024   $1,985,107
                                        ==========  ==========   ==========

     Net income per Unit                    $0.63        $0.92       $0.76
                                        ==========  ==========   ==========















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1996, 1995 and 1994

                                                         General       Limited
                                                         Partner       Partners        Total
                                                         -------       --------        -----

Partners' equity/(deficit) at January 1, 1994
 (2,601,552 Units outstanding)                         ($146,449)    $39,866,829    $39,720,380

Less:   Cash distributions                               (25,224)    (2,497,490)    (2,522,714)

Add:    Net income                                         19,851      1,965,256      1,985,107
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1994
    (2,601,552 Units outstanding)                       (151,822)     39,334,595     39,182,773

Less:   Cash Distributions                               (25,228)    (2,497,490)    (2,522,718)

Add:    Net Income                                         24,140      2,389,884      2,414,024
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
   (2,601,552 Units outstanding)                        (152,910)     39,226,989     39,074,079

Less:   Cash Distributions                               (29,168)    (2,887,723)    (2,916,891)

Add:    Net Income                                         16,021      1,586,106      1,602,127
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1996
   (2,601,552 Units outstanding)                       ($166,057)    $37,925,372    $37,759,315
                                                        =========    ===========    ===========















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                             1996           1995           1994
                                                             ----           ----           ----
Operating activities:
 Net income                                              $1,602,127     $2,414,024     $1,985,107
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                             615,000        627,886        628,198
   Amortization of deferred expenses                        279,665        272,228        285,905
   Loss on sale of property                                 561,341              -              -
   Write-off of unamortized leasing costs
     due to sale                                            122,403              -              -
   Cash distributions over/(under) equity
     in income from joint venture                           268,318         39,834       (28,510)
                                                         ----------     ----------     ----------
                                                          3,448,854      3,353,972      2,870,700
 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                    20,655       (21,496)       (39,044)
   Decrease/(increase) in other current assets              (5,166)       (15,444)          1,723
   Increase/(decrease) in accounts payable
     and accrued expenses                                    43,259         39,142      (628,231)
   Increase in accounts payable to
     affiliates                                              53,256          5,522         19,674
                                                         ----------     ----------     ----------
      Net cash provided by operating activities           3,560,858      3,361,696      2,224,822

Investing activities:
 Proceeds from sale of property                           3,313,190              -              -
 Principal payments on real estate loans                  1,311,798        317,380        325,461
 Increase in deferred expenses and other assets           (119,359)      (197,252)      (103,652)
 Increase in investment in joint venture                          -              -    (1,104,902)
                                                         ----------     ----------     ----------
      Net cash provided by/(used in) investing
        activities                                        4,505,629        120,128      (883,093)

Financing activities:
 Cash distributed to Partners                           (2,916,891)    (2,522,718)    (2,522,714)
                                                         ----------     ----------     ----------
      Net cash used in financing activities             (2,916,891)    (2,522,718)    (2,522,714)
                                                         ----------     ----------     ----------
      Net increase/(decrease) in cash
        and cash equivalents                              5,149,596        959,106    (1,180,985)

      Cash and cash equivalents at beginning
        of year                                           3,520,394      2,561,288      3,742,273
                                                         ----------     ----------     ----------
      Cash and cash equivalents at end
        of year                                          $8,669,990     $3,520,394     $2,561,288
                                                         ==========     ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1996, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,580 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)
     ------------------------------
     The Partnership maintains its accounting records and recognizes rental income on the accrual basis.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)
     ------------------------------
     No provision for income taxes has been made in the Financial
     Statements since such taxes are the responsibility of the individual Partners and Investors and not of the Partnership.

     In the fourth quarter of 1995, the Partnership adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the "Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 had no effect on the Partnership's financial statements at December 31, 1996.

3. The Partnership Agreement
     ------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the General Partner to pay the Subordinated Allocation (defined in the Partnership Agreement) equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement), until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation (defined in the Partnership Agreement) equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. Any Distributable Cash from Operations which is available as a result of a reduction of working capital reserves funded by Capital Contributions of the Investors, will be distributed 100% to the Investors.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)


3. The Partnership Agreement (continued)
   -------------------------
     Cash from a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales, Financings or Repayments is then distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

     Neither the General Partner nor any Affiliate (as defined in the Partnership Agreement) of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such Affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4. Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three years ended December 31, 1996, 1995 and 1994 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $160,863, $135,632 and $135,667, respectively. These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 10. Accordingly, the Partnership has accrued $41,475 for the year ended December 31, 1996, which amount is included in the Statements of Operations, and represents the Partnership's share of costs incurred by the General Partner and its affiliates relating to the class action complaint.

     Accounts payable to affiliates represents amounts due to the General Partner or its Affiliates for various services provided to the Partnership, including amounts to indemnify the General Partner or its Affiliates for claims incurred by them in connection with their actions as General Partner of the Partnership. All amounts accrued by the Partnership to indemnify the General Partner or its Affiliates for legal fees incurred by them, shall not be paid unless or until all conditions set forth in the Partnership Agreement for such payment have been fulfilled.

     The General Partner serves in a similar capacity for two other affiliated real estate limited partnerships.

5. Investment in Property
     ---------------------
     Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                       December 31,
                                                   1996           1995
                                                   ----           ----
      Park Square Shopping Center             $12,886,230    $12,886,230
      Miami International Distribution Center   6,371,978      6,371,978
      Fulton Business Park                              -      5,138,786
                                              -----------    -----------
                                              $19,258,208    $24,396,994
                                              ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5. Investment in Property (continued)
     ---------------------
     On December 2, 1996, The Partnership sold the Fulton Business Park property to a non-affiliated buyer for a net sales price of $3,313,190, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of approximately $561,341, representing the difference between the net sales price and the property's net book value of $3,874,531.

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

     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1996, future minimum rentals on non-cancelable leases relating to the above properties were as follows:
                      1997                       $2,017,346
                      1998                        1,920,916
                      1999                        1,719,386
                      2000                        1,247,401
                      2001                        1,060,241
                      Thereafter                  3,882,153
                                                -----------
                                                $11,847,443
                                                ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6. Real Estate Loans
     ----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the year ended December 31, 1996, the Partnership received two contingent interest payments, the sum of which is not material.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6. Real Estate Loans (continued)
     -----------------
     During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional payment in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC will continue to make monthly loan payments of $85,416 from October 1, 1996 through December 1, 1996. On October 11, 1996, and November 8, 1996, GCC made additional payments of $200,000 each as required by the extension agreement. The entire unamortized principal balance and all accrued but unpaid interest came due on January 1, 1997. On January 9, 1997, GCC paid the entire outstanding principal balance and accrued but unpaid interest then due.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1996, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)


7. Investment in Joint Venture (continued)
   ---------------------------
     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the partners did, however, receive a return on invested capital of approximately 12%.

     Summarized financial information for QOCC-1 Associates is as follows:
                                                    Financial Position at
                                                         December 31,
                                                       1996       1995
                                                       ----       ----
      Current assets                                $152,573       $168,756
      Deferred expenses, net                       1,835,645      2,140,529
      Other assets                                 1,724,493      1,623,912
      Investment in property, net                 12,304,945     12,644,363
                                                ------------    -----------
        Total assets                             $16,017,656    $16,577,560
                                                 ===========    ===========

      Current liabilities                           $476,658       $465,743
      Partners' equity                            15,540,998     16,111,817
                                                ------------    -----------
        Total liabilities and equity             $16,017,656    $16,577,560
                                                 ===========    ===========

                                               Results of Operations
                                              Years Ended December 31,
                                             1996       1995        1994
                                             ----       ----        ----
      Total income                   $2,754,712    $2,719,151    $2,243,942
      Total expenses                  1,220,531     1,180,460     1,144,080
                                     ----------    ----------    ----------
        Net income                   $1,534,181    $1,538,691    $1,099,862
                                     ==========    ==========    ==========

     The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $15,540,998 and $16,111,817 at December 31, 1996 and 1995,
     respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,403,992, $1,510,397 and $1,082,373 for the years ended December 31, 1996, 1995 and 1994, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

8. Deferred Expenses
     -----------------
     Deferred expenses consist of the following:

                                                            Unamortized Balance at December 31,
          Description                                                1996            1995
          -----------                                                ----            ----
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan.                                     $4,739         $8,531

      $113,468 acquisition fee for GCC
      mortgage loan.  This amount is
      amortized over the term of the loan.                                -          8,105

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years.                     114,256        119,108

      $1,203,097 acquisition fees paid to the
      General Partner.   Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.              606,269        727,523

      $135,079 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                          46,828        156,298

      $481,137 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                         261,953        297,188
                                                                   --------       --------
                                                                 $1,034,045     $1,316,753
                                                                 ==========     ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

9. Federal Income Taxes
     ------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Years Ended December 31,
                                                             1996          1995            1994
                                                             ----          ----            ----
      Net income per Statements of Operations            $1,602,127     $2,414,024     $1,985,107


      Add/(deduct):   Excess of tax loss over book
                        loss on disposition of assets     (399,844)              -              -
                      Excess of book depreciation
                        over tax depreciation               106,526        105,505        107,477
                      Excess of book amortization
                        over tax amortization                96,007         73,609        111,468
                      Other income and expense               52,278       (78,114)      (178,404)
                                                         ----------     ----------     ----------
      Net income for federal income tax purposes         $1,457,094     $2,515,024     $2,025,648
                                                         ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                 Years Ended December 31,
                                                             1996          1995            1994
                                                             ----          ----            ----
      Aggregate cost, book purposes                     $19,258,208    $19,258,208    $19,258,208

      Add/(deduct):   Costs capitalized for federal income
                        tax purposes, cumulative            132,971         85,926          7,809
                      Tax cost adjustment subsequent
                        to selling period, cumulative     (133,813)      (133,813)      (133,813)
                                                        -----------    -----------    -----------
      Aggregate cost, federal income tax purposes       $19,257,366    $19,210,321    $19,132,204
                                                        ===========    ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

10.  Contingencies
     -------------
     In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other Affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants. The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, the Partnership has accrued $41,475 for the year ended December 31, 1996, which amount is included in the Statement of Operations and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

     At the present time, the General Partner can not estimate the impact, if any, of the potential indemnification claims on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

11.  Subsequent Events
   ------------------
   On February 14, 1997, the Partnership made a cash distribution in the aggregate amount of $9,556,358. Of this amount, $762,071 was generated from Distributable Cash from Operations for the quarter ended December 31, 1996, $3,315,418 was generated from Distributable Cash from Sales, Financings or Repayments during the year ended December 31, 1996 and $5,478,869 was generated from Distributable Cash from Sales, Financings or Repayments during the first quarter of 1997. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                            From 1996           From 1997
                                        From 1996        Dist. Cash From     Dist. Cash From
                                        Dist. Cash      Sales, Financings,  Sales, Financings,
                                     From Operations      or Repayments       or Repayments
                                     ---------------      -------------       -------------
     Investors                            $754,450          $3,069,831          $5,073,027
     John Hancock Limited Partner                -             245,587             405,842
     General Partner                         7,621                   -                   -
                                          --------          ----------          ----------
          Total                           $762,071          $3,315,418          $5,478,869
                                          ========          ==========          ==========

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1996

                               QOCC-1

                         TABLE OF CONTENTS

                                                         PAGE


INDEPENDENT AUDITORS' REPORT                             F-24


FINANCIAL STATEMENTS


     BALANCE SHEET                                       F-25


     STATEMENT OF INCOME                                 F-26


     STATEMENT OF PARTNERS' EQUITY                       F-27


     STATEMENT OF CASH FLOWS                             F-28


     NOTES TO FINANCIAL STATEMENTS                       F-29

                     INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1996, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                  REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
January 8, 1997

                          QOCC-1 Associates
                            BALANCE SHEET
                          December 31, 1996

                ASSETS

RENTAL PROPERTY
Land                                                $  3,670,000
Land improvements                                         35,425
Building                                              11,461,343
Building improvements                                     63,136
                                                      -----------
                                                      15,229,904
Less accumulated depreciation                          2,924,959
                                                      -----------

                                                      12,304,945
                                                      -----------
OTHER ASSETS
Cash and cash equivalents                                503,566
Prepaid taxes and insurance                               96,095
Prepaid leasing commissions                              302,122
Deferred rent                                          1,277,405
Leasing costs, less accumulated
amortization
of $619,264                                            1,533,523
                                                      -----------
                                                       3,712,711
                                                      -----------
                                                    $ 16,017,656
                                                      ===========
   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses               $     29,570
Prepaid rent and security deposit                        447,088
                                                      -----------
                                                         476,658

COMMITMENT                                                     -

PARTNERS= EQUITY                                      15,540,998
                                                      -----------
                                                    $ 16,017,656
                                                      ===========





               See notes to financial statements

                       QOCC-1 Associates
                      STATEMENT OF INCOME
                  Year ended December 31, 1996


Revenue
Rental income - base                                $ 2,691,797
Rental income - escalations                             61,015
Interest income                                          1,900
                                                     ---------
Total revenue                                        2,754,712

Expenses
Accounting                                $    8,100
Advertising and promotion                     1,271
Bad debts                                       576
Commissions                                  86,320
Depreciation and amortization               588,496
Insurance                                     5,503
Legal                                         1,371
Management fees                              50,430
Personnel services                           76,801
Repairs and maintenance                     199,601
Supplies                                      2,145
Taxes                                       191,609
Travel                                           21
Utilities                                     8,287
Total expenses                             ---------  1,220,531
                                                     ---------
NET INCOME                                          $ 1,534,181
                                                     =========












               See notes to financial statements

                       QOCC-1 Associates
                 STATEMENT OF PARTNERS' EQUITY
                  Year ended December 31, 1996


                          Equity at      Net       Distri-     Equity at
                           January     income      butions     December
                            1, 1996                            31, 1996
                           ---------    ---------      ---------     --------
JH Quince Orchard       $ 15,750,296 $ 1,403,992 $ (1,940,627) $ 15,213,661
Partners

Quad Properties, Inc.       361,521    130,189     (164,373)     327,337
                           ---------    ---------      ---------    ---------
                        $ 16,111,817 $ 1,534,181 $ (2,105,000) $ 15,540,998
                         ==========  ==========  ==========  ==========








               See notes to financial statements

                       QOCC-1 Associates
                    STATEMENT OF CASH FLOWS
                  Year ended December 31, 1996


  Cash flows from operating activities
   Net income                                         $    1,534,181
   Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                           588,496
     Decrease in accounts receivable - other                   2,186
     Increase in prepaid taxes and insurance                 (1,418)
     Increase in accounts payable and accrued                 10,005
     expenses
     Decrease in prepaid leasing commissions                  86,320
     Increase in prepaid rent and security deposit               910
     Increase in deferred rent                              (99,671)
                                                            --------
          Net cash provided by operating activities        2,121,009
                                                            --------
  Cash flows from investing activities
    Investment in rental property                           (30,514)
                                                            --------
          Net cash used in investing activities             (30,514)
                                                            --------
  Cash flows from financing activities
    Distributions to partners                            (2,105,000)
                                                            --------
          Net cash used in financing activities          (2,105,000)
                                                            --------
          NET DECREASE IN CASH AND CASH EQUIVALENTS         (14,505)

  Cash and cash equivalents, beginning                         518,071
                                                            --------
  Cash and cash equivalents, end                       $      503,566
                                                            ========










               See notes to financial statements

                       QOCC-1 Associates
                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES

 The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

 Use of Estimates
 ----------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Rental Property
 ---------------
 Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

 Cash Equivalents
 ----------------
 For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

 Rental Income
 -------------
 Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

     QOCC-1 Associates
     NOTES TO FINANCIAL STATEMENTS - CONTINUED
     December 31, 1996

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES (Continued)

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over 76 months.

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building and improve the rental space. These costs are being written off using the straight-line method over the ten-year term of the lease.

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future   minimum  base  rental  payments  due  under  the   noncancelable
  operating lease are as follows:
            Year Ending
           December 31,                  Amount
                   ------------               ----------
                         1997       $     2,656,929
                         1998             2,723,352
                         1999             2,791,436
                         2000             2,861,222
                         2001             2,932,752
                         Thereafter       6,602,927
                                         ----------
                                    $    20,568,618
                                         ==========

                       QOCC-1 Associates
           NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       December 31, 1996

NOTE C - RELATED PARTY TRANSACTION

 During  1996,  the partnership incurred charges of approximately  $129,376
 for   management  fees,  personnel  services  and  supplies  provided   by
 affiliates of one of the partners.

NOTE D - COMMITMENT

 The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

 The  partnership maintains its cash balances in two banks.   The  balances
 are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1996, the uninsured portion of the cash balances held at the banks was $303,566.

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1995

                            QOCC-1 Associates

                            TABLE OF CONTENTS




                                                          PAGE


INDEPENDENT AUDITORS' REPORT                             F-34


FINANCIAL STATEMENTS:


     BALANCE SHEET                                       F-35


     STATEMENT OF INCOME                                 F-36


     STATEMENT OF PARTNERS' EQUITY                       F-37


     STATEMENT OF CASH FLOWS                             F-38


     NOTES TO FINANCIAL STATEMENTS                       F-39

                       INDEPENDENT AUDITORS' REPORT



To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1995, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                 REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 10, 1996

                            QOCC-1 Associates

                              BALANCE SHEET

                            December 31, 1995

                                  ASSETS

RENTAL PROPERTY
  Land                                                $3,670,000
  Land improvements                                       35,425
  Building                                            11,461,343
  Building improvements                                   32,622
                                                     -----------
                                                      15,199,390
  Less accumulated depreciation                        2,555,027
                                                     -----------
                                                      12,644,363
                                                     -----------

OTHER ASSETS
  Cash and cash equivalents                              518,071
  Accounts receivable - other                              2,186
  Prepaid taxes and insurance                             94,677
  Prepaid leasing commissions                            388,442
  Deferred rent                                        1,177,734
  Leasing costs, less accumulated
    amortization of $400,701                           1,752,087
                                                     -----------
                                                       3,933,197
                                                     -----------
                                                     $16,577,560
                                                     ===========

                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                  $19,565
  Prepaid rent and security deposit                      446,178
                                                     -----------
                                                         465,743


COMMITMENT                                                     -

PARTNERS' EQUITY                                      16,111,817
                                                     -----------
                                                     $16,577,560
                                                     ===========






                    See notes to financial statements

                            QOCC-1 Associates

                           STATEMENT OF INCOME

                       Year ended December 31, 1995




Revenue
  Rental income - base                                $2,691,797
  Rental income - escalations                             25,100
  Interest income                                          1,975
  Other revenue                                              279
                                                     -----------
          Total revenue                                2,719,151

Expenses
  Accounting                                $7,800
  Advertising and promotion                    441
  Commissions                              103,584
  Depreciation and amortization            553,531
  Insurance                                  5,392
  Management fees                           49,200
  Personnel services                        66,996
  Repairs and maintenance                  196,099
  Supplies                                   4,099
  Taxes                                    185,376
  Travel                                       506
  Utilities                                  7,436
                                       -----------
          Total expenses                               1,180,460
                                                     -----------
          NET INCOME                                  $1,538,691
                                                     ===========




















                    See notes to financial statements

                            QOCC-1 Associates

                      STATEMENT OF PARTNERS' EQUITY

                       Year ended December 31, 1995


                                        Equity at                                   Equity at
                                         January          Net          Distri-       December
                                         1, 1995         Income        butions        31, 1995
                                         -------         ------        -------        --------
JH Quince
  Orchard Partners                     $15,829,964     $1,510,397   $(1,590,065)    $15,750,296

Quad
  Properties, Inc.                         373,162         28,294       (39,935)        361,521
                                       -----------     ----------    -----------    -----------
                                       $16,203,126     $1,538,691   $(1,630,000)    $16,111,817
                                       ===========     ==========    ===========    ===========
































                    See notes to financial statements

                            QOCC-1 Associates

                         STATEMENT OF CASH FLOWS

                       Year ended December 31, 1995





Cash flows from operating activities
  Net income                                                  $1,538,691
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                                553,531
    Decrease in accounts receivable - other                        1,546
    Increase in accounts receivable - rent concessions         (586,098)
    Increase in prepaid taxes and insurance                      (4,051)
    Increase in accounts payable and accrued expenses              3,263
    Decrease in prepaid leasing commissions                      103,584
    Increase in prepaid rent and security deposit                 33,296
                                                              ----------
          Net cash provided by operating activities            1,643,762
                                                              ----------

Cash flows from financing activities
  Distributions to partners                                  (1,630,000)
                                                              ----------
          Net cash used in financing activities              (1,630,000)
                                                              ----------

          NET INCREASE IN CASH AND CASH EQUIVALENTS               13,762

Cash and cash equivalents, beginning                             504,309
                                                              ----------
Cash and cash equivalents, end                                  $518,071
                                                              ==========

















                    See notes to financial statements

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The partnership was organized on December 27, 1988 as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December, 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

  Use of Estimates
  ----------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Rental Property
  ---------------
                             Rental property is carried at cost.
  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

  Cash Equivalents
  ----------------
  For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The fair value of cash equivalents approximates its carrying amount.

  Rental Income
  -------------
              Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over seventy-six months.

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building and improve the rental space. These costs are being written off using the straight-line method over the ten-year term of the lease.

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

                  Year Ending
                  December 31,             Amount
                  ------------             ------

                      1996               $2,592,126
                      1997                2,656,929
                      1998                2,723,352
                      1999                2,791,436
                      2000                2,861,222
                      Thereafter          9,535,611
                                        -----------
                                        $23,160,745
                                        ===========

                            QOCC-1 Associates

                      NOTES TO FINANCIAL STATEMENTS

                            December 31, 1995


NOTE C - RELATED PARTY TRANSACTION

  During 1995, the partnership incurred charges of approximately $120,295 for management fees, personnel services and reimbursable maintenance expenses provided by affiliates of one of the partners.


NOTE D - COMMITMENT

  The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1995, the uninsured portion of the cash balances held at the banks was $293,643.

                    FINANCIAL STATEMENTS AND
                  INDEPENDENT AUDITORS' REPORT

                       QOCC-1 ASSOCIATES

                       DECEMBER 31, 1994

                       QOCC-1 Associates

                       TABLE OF CONTENTS




                                                             PAGE


INDEPENDENT AUDITORS' REPORT                             F-44


FINANCIAL STATEMENTS


     BALANCE SHEET                                       F-45


     STATEMENT OF INCOME                                 F-46


     STATEMENT OF PARTNERS' EQUITY                       F-47


     STATEMENT OF CASH FLOWS                             F-48


     NOTES TO FINANCIAL STATEMENTS                       F-49

                  INDEPENDENT AUDITORS' REPORT



To the Partners
QOCC-1 Associates

        We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1994, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                  REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 4, 1995

                       QOCC-1 Associates

                         BALANCE SHEET

                       December 31, 1994


                             ASSETS

RENTAL PROPERTY
  Land                                                $3,670,000
  Land improvements                                       35,425
  Building                                            11,461,343
  Building improvements                                   32,622
  Less accumulated depreciation                      (2,186,250)
                                                      ----------

                                                      13,013,140
                                                      ----------


OTHER ASSETS
  Cash and cash equivalents                              504,309
  Accounts receivable - rent concessions                 591,636
  Accounts receivable - other                              3,732
  Prepaid taxes and insurance                             90,626
  Prepaid leasing commissions                            492,026
  Leasing costs, less accumulated
    amortization of $215,947                           1,936,839
                                                       ---------
                                                       3,619,168
                                                       ---------

                                                     $16,632,308
                                                      ==========

                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses                  $16,300
  Prepaid rent and security deposit                      412,882
                                                      ----------
                                                         429,182

COMMITMENT                                                     -

PARTNERS' EQUITY                                      16,203,126
                                                      ----------

                                                     $16,632,308
                                                      ==========




               See notes to financial statements

                       QOCC-1 Associates

                      STATEMENT OF INCOME

                  Year ended December 31, 1994




Revenue
  Rental income - base                                $2,243,164
  Other revenue                                              778
                                                       ---------
          Total revenue                                2,243,942

Expenses
  Accounting                                $7,500
  Advertising and promotion                    353
  Amortization                             215,947
  Commissions                               54,670
  Depreciation                             370,855
  Insurance                                  8,217
  Management fees                           42,001
  Personnel services                        68,351
  Repairs and maintenance                  153,142
  Supplies                                   2,393
  Taxes                                    180,306
  Travel                                       362
  Utilities                                 39,983
                                           -------
          Total expenses                               1,144,080
                                                       ---------
          NET INCOME                                  $1,099,862
                                                       =========





















               See notes to financial statements

                       QOCC-1 Associates

                 STATEMENT OF PARTNERS' EQUITY

                  Year ended December 31, 1994


                           Equity at                                                    Equity at
                            January           Net         Distri-         Contri-        December
                            1, 1994          Income       butions         butions        31, 1994
                            -------          ------       -------         --------       --------
JH Quince
  Orchard Partners        $13,563,142     $1,082,373   $(1,025,356)     $2,209,805    $15,829,964

Quad
  Properties, Inc.            265,122         17,489       (25,754)        116,305        373,162
                          -----------     ----------    -----------    -----------    -----------

                          $13,828,264     $1,099,862   $(1,051,110)     $2,326,110    $16,203,126
                          ===========     ==========   ============     ==========    ===========





























               See notes to financial statements

                       QOCC-1 Associates

                    STATEMENT OF CASH FLOWS

                  Year ended December 31, 1994



Cash flows from operating activities
  Net income                                                     $1,099,862
  Adjustments to reconcile net income to net
  cash used in operating activities
    Depreciation                                                    370,855
    Amortization                                                    215,947
    Decrease in accounts receivable - other                         335,585
    Increase in accounts receivable - rent concessions            (591,636)
    Increase in prepaid taxes and insurance                           (730)
    Increase in leasing costs                                   (1,596,791)
    Decrease in accounts payable and accrued expenses             (812,003)
    Increase in prepaid leasing commissions                       (218,678)
    Increase in prepaid rent and security deposit                   412,882
                                                                  ---------
          Net cash used in operating activities                   (784,707)
                                                                  ---------
Cash flows from investing activities
  Building improvements                                            (29,784)
                                                                  ---------
          Net cash used in investing activities                    (29,784)
                                                                  ---------
Cash flows from financing activities
  Distributions to partners                                     (1,051,110)
  Contributions from partners                                     2,326,110
  Repayments to affiliates                                          (5,576)
                                                                  ---------
          Net cash provided by financing activities               1,269,424
                                                                  ---------
          NET INCREASE IN CASH AND CASH EQUIVALENTS                 454,933

Cash and cash equivalents, beginning                                 49,376
                                                                  ---------
Cash and cash equivalents, end                                     $504,309
                                                                  =========













               See notes to financial statements

                       QOCC-1 Associates

                 NOTES TO FINANCIAL STATEMENTS

                       December 31, 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

  The partnership was organized on December 27, 1988 as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 of net rentable square feet in Gaithersburg, Maryland. The building was acquired in December, 1988.

  Rental Property
  ---------------
  Rental property is carried at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives by use of the straight-line method.

  Cash Equivalents
  ----------------
  For purposes of the statement of cash flows, the partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

  Rental Income
  -------------
  Rental income is recognized as rentals become due. For instances in which rent concession periods are involved, rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is accrued as an account receivable against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

  Income Taxes
  ------------
  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

  Prepaid Leasing Commissions
  ---------------------------
  Prepaid leasing commissions are charged to operations using the straight-line method over the ten year term of the lease.

                       QOCC-1 Associates

                       December 31, 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES (Continued)

  Leasing Costs
  -------------
  Leasing costs were incurred to obtain a new tenant for the office building. The tenant has executed a lease beginning March, 1994. These costs are amortized using the straight-line method over the ten year term of the lease.


NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent and variable lease escalation reimbursements, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

                  Year Ending
                  December 31,                Amount
                  ------------             ---------
                      1995                   $2,105,699
                      1996                    2,592,126
                      1997                    2,656,929
                      1998                    2,723,352
                      1999                    2,791,436
                      Thereafter             12,396,902
                                             ----------
                                            $25,266,444
                                             ==========

NOTE C - RELATED PARTY TRANSACTION

  During 1994, the partnership incurred charges of approximately $112,745 for management fees, personnel services and reimbursable maintenance expenses provided by affiliates of one of the partners.

                       QOCC-1 Associates

                       December 31, 1994


NOTE D - COMMITMENT

  The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994. Of this amount, during 1994 the partnership paid the remaining balance due of $273,348 upon commencement of the lease. If the tenant does not exercise its option to terminate the lease after the 76th month, additional commissions in the amount of $376,198 for the remaining 44 months of the tenant's lease will be due at that time.


NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1994, the uninsured portion of the cash balances held at the banks was $304,309.

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996

                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                    ---------------------- -----------------------  -----------------------------------
                                               Buildings                              Buildings
                                                  and                                    and
Description           Encumbrances    Land    Improvements Improvements     Land     ImprovementsTotal (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------
Park Square
  Shopping Center
Brooklyn Park, MN             -  $2,410,000   $10,419,611    $56,619     $2,410,000 $10,476,230 $12,886,230


Miami International
  Distribution Center
Miami, FL                     -   2,630,000     3,729,947     12,031      2,630,000   3,741,978   6,371,978
                           ----  ----------   -----------   --------     ---------- ----------- -----------


     Total                    -  $5,040,000   $14,149,558    $68,650     $5,040,000 $14,218,208 $19,258,208
                           ====  ==========    ==========   ========     ========== =========== ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III - Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996
                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Park Square
  Shopping Center
Brooklyn Park, MN                $2,949,754               1988      7/15/88         30 Years (2)
                                                                                     5 years (3)

Miami International
  Distribution Center
Miami, FL                           925,361               1977      7/31/89         30 Years (2)
                                 ----------                                          5 Years (3)


     Total                       $3,875,115
                                 ==========

1)   The Partnership's properties' aggregate cost for federal income tax purposes at December 31,
     1996 is as follows:

           Property                                          Amount
           --------                                          -------

       Park Square Shopping Center                         $12,797,071
       Miami International Distribution Center               6,460,295
                                                           -----------
                                                           $19,257,366
                                                           ===========

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

2)    Estimated useful life for buildings
3)    Estimated useful life for improvements

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III - Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996
(4)       Reconciliation of Real Estate and Accumulated Depreciation

                                                          Years Ended December 31,
                                                  1996              1995              1994
                                                  ----              ----              ----
Investment in Real Estate
 Balance at beginning of year                $24,396,994         $24,396,994       $24,396,994
 Dispositions                                (5,138,786)                   -                 -
 Improvements                                          -                   -                 -
                                             -----------         -----------       -----------
                                             $19,258,208         $24,396,994       $24,396,994
                                             ===========         ===========       ===========

Accumulated Depreciation
 Balance at beginning of year               $  4,524,369        $  3,896,483        $3,268,285
 Additions charged to costs and expenses         615,000             627,886           628,198
 Dispositions                                (1,264,254)                   -                 -
                                             -----------         -----------       -----------
 Balance at end of year                       $3,875,115          $4,524,369        $3,896,483
                                             ===========         ===========       ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE IV

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1996

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

     First mortgage on an            11% per annum            January 1, 1997        Monthly payments
     office/warehouse property                                                       of interest only through
     located in New York, NY                                                         June 30, 1994, $60,416
                                                                                     through June 30, 1995,
                                                                                     and $85,416 through
                                                                                     December 1, 1996. The
                                                                                     principal and all accrued
                                                                                     and unpaid interest are
                                                                                     due on January 1, 1997


                                                                             Principal Amount
                                                                             of Loans Subject
                                                                              To Delinquent
                                  Face Amount            Carrying Amount       Principal or
     Description                  of Mortgages           of Mortgages (1)        Interest
     -----------                  ------------           ----------------        --------
     Participating first         $1,700,000               $1,700,000                -
     mortgage on an office/
     retail property located
     in Boston, MA


     First mortgage on an
     office/warehouse property
     located in New York, NY       3,545,361                3,545,361               -
                                   ---------                ---------               -
                                 $5,245,361               $5,245,361                -
                                 ==========               ==========                =

     (1)  Aggregate cost for federal income tax purposes is the same as for Financial Statement purposes.

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                     SCHEDULE IV (Continued)

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1996



     INVESTMENT IN MORTGAGE LOANS

                                                                 Years Ended December 31,
                                                           1996            1995            1994
                                                           ----            ----            ----

     Balance at beginning of year                        $6,557,159     $6,874,539     $7,200,000
      New mortgage loans                                          -              -              -
      Collection of principal                             1,311,798        317,380        325,461
      Foreclosures                                                -              -              -
                                                         ----------     ----------     ----------
     Balance at end of year                              $5,245,361     $6,557,159     $6,874,539
                                                         ==========     ==========     ==========

                                                          F-56


