Form 10-Q
period 1997-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1997-05-16
CIK 818257

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

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

                              (800) 722-5457
           Registrant's telephone number, including area code:

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)

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
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:   FINANCIAL INFORMATION                                       PAGE

   Item 1    -  Financial Statements:

                Balance Sheets at March 31, 1997 and
                December 31, 1996                                      3

                Statements of Operations for the Three
                Months Ended March 31, 1997 and 1996                   4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1997 and
                for the Year Ended December 31, 1996                   5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1997 and 1996                   6

                Notes to Financial Statements                       7-18

   Item 2  -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations      19-26


PART II:  OTHER INFORMATION                                            27

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                               March 31,      December 31,
                                                  1997            1996
                                                  ----            ----
Cash and cash equivalents                      $3,383,741     $8,669,990
Restricted cash                                    99,552        111,612
Other assets                                      227,895        112,762

Deferred expenses, net of accumulated
  amortization of $1,027,780 in 1997
  and $1,086,688 in 1996                          999,485      1,034,045

Real estate loans                               1,700,000      5,245,361

Investment in joint venture                     7,518,929      7,574,268

Investment in property:
  Land                                          5,040,000      5,040,000
  Buildings and improvements                   14,218,208     14,218,208
                                              -----------    -----------
                                               19,258,208     19,258,208
  Less:   accumulated depreciation              3,993,597      3,875,115
                                              -----------    -----------
                                               15,264,611     15,383,093
                                              -----------    -----------
     Total assets                             $29,194,213    $38,131,131
                                              ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses            $370,879       $282,825
Accounts payable to affiliates                    123,226         88,991
                                              -----------    -----------
     Total liabilities                            494,105        371,816

Partners' equity/(deficit):
  General Partner's deficit                     (168,706)      (166,057)
  Limited Partners' equity                     28,868,814     37,925,372
                                              -----------    -----------
     Total partners' equity                    28,700,108     37,759,315
                                              -----------    -----------
     Total liabilities and
        partners' equity                      $29,194,213    $38,131,131
                                              ===========    ===========


                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                  1997            1996
                                                  ----            ----
Income:
  Rental income                                 $541,374        $608,875
  Income from joint venture                      188,537         181,516
  Interest income                                144,361         219,562
                                                --------        --------
     Total income                                874,272       1,009,953

Expenses:
  Depreciation                                   118,482         156,957
  General and administrative expenses            112,063          54,466
  Property operating expenses                     92,017         125,888
  Amortization of deferred expenses               54,560          72,156
                                                --------        --------
     Total expenses                              377,122         409,467
                                                --------        --------
     Net income                                 $497,150        $600,486
                                                ========        ========

Allocation of net income:
  General Partner                                 $4,972          $6,005
  John Hancock Limited Partner                         -               -
  Investors                                      492,178         594,481
                                                --------        --------
                                                $497,150        $600,486
                                                ========        ========

Net income per Unit                                $0.19           $0.23
                                                ========        ========

















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1997 and
                       Year Ended December 31, 1996

                                                         General        Limited
                                                         Partner        Partners       Total
                                                         -------        --------       -----
Partner's equity/(deficit) at January 1, 1996
    (2,601,552 Units outstanding)                      ($152,910)     $39,226,989   $39,074,079

Less:  Cash distributions                                (29,168)     (2,887,723)   (2,916,891)

Add:   Net income                                          16,021       1,586,106     1,602,127
                                                        ---------     -----------   -----------

Partner's equity/(deficit) at December 31, 1996
   (2,601,552 Units outstanding)                        (166,057)      37,925,372    37,759,315

Less:  Cash distributions                                 (7,621)     (9,548,736)   (9,556,357)

Add:   Net income                                           4,972         492,178       497,150
                                                        ---------     -----------   -----------

Partner's equity/(deficit) at March 31, 1997
   (2,601,552 Units outstanding)                       ($168,706)     $28,868,814   $28,700,108
                                                         ========     ===========   ===========




















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                     1997          1996
                                                     ----          ----
Operating activities:
  Net income                                      $497,150      $600,486
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation                                  118,482       156,957
     Amortization of deferred expenses              54,560        72,156
     Cash distributions over equity in
      income from joint venture                     55,339        94,064
                                                 ---------     ---------
                                                   725,531       923,663
  Changes in operating assets and liabilities:
     Decrease/(increase) in restricted cash         12,060      (19,558)
     Increase in other assets                    (115,133)      (74,512)
     Increase in accounts payable
      and accrued expenses                          88,054       203,824
     Increase in accounts payable to
      affiliates                                    34,235         5,824
                                                 ---------     ---------
       Net cash provided by operating
          activities                               744,747     1,039,241

Investing activities:
  Principal payments on real estate loans        3,545,361       123,807
  Increase in deferred expenses                   (20,000)      (10,655)
                                                 ---------     ---------
       Net cash provided by investing
          activities                             3,525,361       113,152

Financing activities:
  Cash distributed to Partners                 (9,556,357)     (630,678)
                                                 ---------     ---------
       Net cash used in financing
          activities                           (9,556,357)     (630,678)
                                                 ---------     ---------
       Net (decrease)/increase in cash
        and cash equivalents                   (5,286,249)       521,715

       Cash and cash equivalents at beginning
        of year                                  8,669,990     3,520,394
                                                 ---------     ---------
       Cash and cash equivalents at end
        of period                               $3,383,741    $4,042,109
                                                ==========    ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,575 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits.

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

     Certain 1996 amounts have been reclassified to be consistent with the 1997 presentation.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   ------------------------
     Cash from a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment, is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales, Financings or Repayments is then distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   ------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, then they are allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three months ended March 31, 1997 and 1996 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $112,386 and $41,559, respectively. These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 10. Accordingly, included in the Statements of Operations for the three months ended March 31, 1997 is $31,579 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Investment in Property
   ----------------------
     Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                March 31,     December 31,
                                                   1997           1996
                                                   ----           ----
      Park Square Shopping Center             $12,886,230    $12,886,230
      Miami International Distribution
        Center                                  6,371,978      6,371,978
                                              -----------    -----------
                                              $19,258,208    $19,258,208
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

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the three months ended March 31, 1997 and the year ended December 31, 1996, the Partnership received contingent interest payments, the amount of which is not material.

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

     During the third quarter of 1996, GCC requested an additional three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional payment in the aggregate amount of $400,000 to reduce the outstanding principal balance of the loan. In addition, GCC was required to make monthly loan payments of $85,416 from October 1, 1996 through December 1, 1996. On October 11, 1996, and November 8, 1996, GCC made additional payments of $200,000 each as required by the extension agreement. The entire unamortized principal balance and all accrued but unpaid interest came due on January 1, 1997. On January 9, 1997, GCC paid the entire outstanding principal balance and accrued but unpaid interest then due.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the partners received a return on invested capital of approximately 12%.

     Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale other similar event with respect to the Quince Orchard Corporate Center, are allocated in the following order of priority: i) to the partners who are entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions are made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                              Unamortized           Unamortized
                                                               Balance at            Balance at
          Description                                        March 31, 1997      December 31, 1996
          -----------                                        --------------      -----------------

      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan.                                  $3,792                 $4,739

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years.                  113,042                114,256

      $1,203,097 acquisition fees paid to the
      General Partner.   Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.           575,956                606,269

      $135,079 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                       41,059                 46,828

      $501,137 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                      265,636                261,953
                                                                --------             ----------
                                                                $999,485             $1,034,045
                                                                ========             ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

9.   Federal Income Taxes
     --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Three Months Ended March 31,
                                                                  1997                   1996
                                                                  ----                   ----
      Net income per Statements of Operations                   $515,740               $600,486


      Add/(deduct):   Excess of book depreciation
                        over tax depreciation                     19,439                 25,848
                      Excess of book amortization
                        over tax amortization                     19,397                 25,803
                      Other income and expense                   (4,252)               (39,792)
                                                                --------               --------

      Net income for federal income tax purposes                $550,324               $612,345
                                                                ========               ========

10.  Contingencies
     -------------
     In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other Affiliates of the General Partner, two limited partnerships affiliated with the Partnership, and certain unnamed officers, directors, employees and agents of the named defendants. The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

10.  Contingencies (continued)
     -------------
     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, included in the Statements of Operations for the three months ended March 31, 1997 is $31,579 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

Liquidity and Capital Resources
-------------------------------
At March 31, 1997 the Partnership had $3,383,741 in cash and cash equivalents, $99,552 in restricted cash. The Partnership's cash and cash equivalents decreased by $5,528,249 from December 31, 1996 primarily due to the distribution on February 14, 1997 of net sales proceeds from the earlier sale of the Fulton Business Park property and the repayment of the General Camera Corporation's ("GCC") mortgage loan.

The Partnership has a working capital reserve with a current balance of approximately 5.7% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The mortgage loan to GCC as extended and made in the original amount of $5,500,000 came due on January 1, 1997. On January 9, 1997, GCC paid the entire outstanding principal balance and all accrued but unpaid interest then due. On February 14, 1997, the repayment proceeds were distributed to the Investors and the John Hancock Limited Partner, in accordance with the terms of the Partnership Agreement.

The Partnership incurred $20,000 of leasing costs at the Park Square Shopping Center property during the three months ended March 31, 1997. The General Partner anticipates that the Partnership will incur an aggregate of approximately $98,000 of additional leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1997. The current balance in the working capital reserve should be sufficient to pay such costs.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance expenses in the aggregate amount of approximately $38,000 at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1997. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $183,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $110,000 relates to the Partnership's own defense and approximately $73,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Cash in the aggregate amount of $9,556,357 was distributed to the Partners during the first quarter of 1997. Of this amount, $762,071 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:
                                                     From Distributable
                               From Distributable     Cash From Sales
                                   Cash From           Financings, or
                                   Operations            Repayments
                                   ----------            ----------
Investors                            $754,450            $8,142,858
John Hancock Limited Partner                -               652,428
General Partner                         7,621                     -
                                     --------            ----------
     Total                           $762,071            $8,795,286
                                     ========            ==========

The amount distributed to the Investors from Distributable Cash from Operations represented a 6% annualized return to all Investors of record at December 31, 1996. The General Partner anticipates that the Partnership will be able to make comparable cash distributions from Distributable Cash from Operations during the remaining three quarters of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the three months ended March 31, 1997 and scheduled leasing activity for each investment during the remainder of 1997:

                      Miami International   Park Square    Quince Orchard
                       Distribution Ctr.   Shopping Ctr.   Corporate Ctr.
                       -----------------   -------------   --------------

Square Footage                215,019           137,108         99,782

Occupancy January 1, 1997         87%               84%           100%

New Leases                         0%                4%             0%

Lease Renewals                     0%                0%             0%

Leases Expired                     0%                0%             0%

Occupancy March 31, 1997          87%               88%           100%
                                 ====              ====           ====

Leases Scheduled to Expire,
   Balance of 1997                 0%                1%             0%
                                 ====              ====           ====

Leases Scheduled to Commence,
   Balance of 1997                 0%                0%             0%
                                 ====              ====           ====

A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. During January 1997, the Partnership reached a settlement agreement with the former tenant whereby the Partnership agreed to dismiss the action in exchange for the sum of $114,000. Of the settlement amount, the former tenant i) received a $24,143 credit against the settlement amount, which credit represents the former tenant's security deposit held by the Partnership, ii) was required to make a one-time payment of $50,000 to the Partnership, and iii) is required to make monthly payments in the amount of $2,000 until the sum of $39,857 is paid to the Partnership.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner subsequently secured two replacement tenants for this space at MIDC. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease was scheduled to expire in September 2004, vacated its space and had been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. Subsequent to receiving this judgment, the tenant's owner declared personal bankruptcy in a U.S. bankruptcy court in Florida. In March 1997, the Partnership received $10,000 from the bankruptcy court as final settlement of the Partnership's claim. This amount was ordered to be paid as follows: i) $5,000 upon the bankruptcy court approving the settlement and ii) $5,000 thirty days after the approval of the settlement. As of the date hereof, the Partnership has received the full settlement amount. The General Partner continues to seek a replacement tenant for this space.

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

The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder 1997 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
205 Newbury Associates remained current on its minimum required debt service payments as of March 31, 1997 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a material adverse effect on the Partnership's liquidity and on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a material adverse effect on the carrying value of the mortgage loan. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1996 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investments and their ultimate collectibility as of December 31, 1996. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the three months ended March 31, 1997 was $497,150, as compared to net income of $600,486 for the same period in 1996. This decrease in net income of approximately 17% is primarily due to the repayment of the GCC mortgage loan in January 1997 and the sale of the Fulton Business Park in December 1996.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                           Three Months Ended March 31,
                                                 1997         1996
                                                 ----         ----
   Miami International Distribution Center        87%          87%
   Park Square Shopping Center                    86%          86%
   Quince Orchard Corporate Center
      (Affiliated Joint Venture)                 100%         100%

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Rental income for the three months ended March 31, 1997 decreased by $67,501, or 11%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the rental income generated by the Fulton Business Park, rental income increased by 7% between periods. Rental income at the Miami International Distribution Center increased by 15% between periods primarily due to the collection of past due rent from a former tenant at the property. The Park Square Shopping Center's rental income was consistent between periods.

Interest income for the three months ended March 31, 1997 decreased by $75,201, or 34%, as compared to the same period in 1996. This decrease was primarily due to a decline in the interest earned on the GCC mortgage loan due to its repayment on January 9, 1997. This decrease was partially offset by the interest earned on the net sales proceeds received from the sale of the Fulton Business Park property and the proceeds from the repayment of the GCC mortgage loan. The Partnership distributed such amounts in February 1997.

Depreciation expense for the three months ended March 31, 1997 decreased by $38,475, or 25%, as compared to the same period 1996. This decrease is due to the sale of the Fulton Business Park.

The Partnership's share of property operating expenses for the three months ended March 31, 1997 decreased by $33,871, or 27%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the Partnership's share of property operating expenses incurred at the Fulton Business Park during 1996, the Partnership share of property operating expenses decreased by 9% between periods. The Partnership's share of property operating expenses at the Miami International Distribution Center decreased by 8% between periods primarily due to non-recurring repair and maintenance expenses incurred at the property during the period in 1996 which was partially offset by legal costs incurred during 1997 related to the collection of past due rents from certain former tenants at the property. The Partnership's share of property operating expenses at the Park Square Shopping Center was consistent between periods.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the quarter ended March 31, 1997 increased by $57,597, or 106%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods. At the present time, the General Partner cannot estimate the aggregate legal fees and indemnification claims to be incurred with respect to the class action lawsuit and their impact on the Partnership's future operations.
Operations would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Amortization of deferred expenses for the three months ended March 31, 1997 decreased by $17,596, or 24%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park and the repayment of the GCC mortgage loan and the absence of amortization of their related deferred expenses.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                   Three Months Ended March 31,
                                                                       1997             1996
                                                                       ----             ----
Net cash provided by operating activities (a)                        $744,747        $1,039,241
Net change in operating assets and liabilities (a)                   (19,216)         (115,578)
                                                                     --------        ----------
Net cash provided by operations (a)                                   725,531           923,663
Increase in working capital reserves                                 (16,017)         (161,593)
                                                                     --------        ----------
Cash from operations (b)                                              709,514           762,070
Decrease in working capital reserves                                        -                 -
                                                                     --------        ----------
Distributable cash from operations (b)                               $709,514          $762,070
                                                                     ========          ========

Allocation to General Partner                                          $7,095            $7,620
Allocation to Investors                                               702,419           754,450
Allocation to John Hancock Limited Partner                                  -                 -
                                                                     --------        ----------
                                                                     $709,514          $762,070
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

During the second quarter of 1997, the Partnership will make a cash distribution in the amount of $624,372 to the Investors, representing a 6% annualized return to all Investors of record at March 31, 1997, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1997 will be comparable to that generated during the first quarter of 1997.

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

Item 2.   Changes in Securities
          There were no changes in securities during the first quarter of 1997.

Item 3.   Defaults upon Senior Securities
          There were no defaults upon senior securities during the first quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1997.

Item 5.   Other information

Item 6.   Exhibits and Reports on form 8-K
          (a)    There are no exhibits to this report
          (b) There were no Reports on Form 8-K filed during the first quarter of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1997.


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