Form 10-Q
period 1997-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1997-08-14
CIK 818257

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

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

          JOHN HANCOCK REALTY INCOME FUND II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)



                                  INDEX


PART I:    FINANCIAL INFORMATION                                  PAGE

  Item 1  -    Financial Statements:

                Balance Sheets at June 30, 1997 and
                December 31, 1996                                   3

                Statements of Operations for the Three and Six
                Months Ended June 30, 1997 and 1996                 4

                Statements of Partners' Equity for the
                Six Months Ended June 30, 1997 and
                for the Year Ended December 31, 1996                5

                Statements of Cash Flows for the Six
                Months Ended June 30, 1997 and 1996                 6

                Notes to Financial Statements                    7-18

  Item 2   -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   19-27


PART II:   OTHER INFORMATION                                        28

          JOHN HANCOCK REALTY INCOME FUND II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                                   June 30,     December 31,
                                                     1997           1996
                                                    -----          -----

Cash and cash equivalents                       $3,255,041     $8,669,990
Restricted cash                                     99,552        111,612
Other assets                                        88,139        112,762

Deferred expenses, net of accumulated
  amortization of $1,086,975 in 1997
  and $1,086,688 in 1996                           946,817      1,034,045

Real estate loans                                1,700,000      5,245,361

Investment in joint venture                      7,509,102      7,574,268

Investment in property:
  Land                                           5,040,000      5,040,000
  Buildings and improvements                    14,218,208     14,218,208
                                                ----------     ----------
                                                19,258,208     19,258,208
  Less:   accumulated depreciation               4,112,080      3,875,115
                                                ----------     ----------
                                                15,146,128     15,383,093
                                                ----------     ----------
     Total assets                              $28,744,779    $38,131,131
                                               ===========    ===========

                    LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $205,337       $282,825
Accounts payable to affiliates                     106,584         88,991
                                                  --------       --------
     Total liabilities                             311,921        371,816

Partners' equity/(deficit):
  General Partner's deficit                      (171,378)      (166,057)
  Limited Partners' equity                      28,604,236     37,925,372
                                                ----------     ----------
     Total partners' equity                     28,432,858     37,759,315
                                                ----------     ----------

     Total liabilities and partners' equity    $28,744,779    $38,131,131
                                               ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                 1997        1996          1997            1996
                                                -----       -----         -----            ----
Income:
  Rental income                                $517,450    $634,393     $1,058,824     $1,243,268
  Income from joint venture                     186,173     201,398        374,710        382,914
  Interest income                                82,375     218,880        226,736        438,442
                                               --------    --------      ---------      ---------

     Total income                               785,998   1,054,671      1,660,270      2,064,624

Expenses:
  Depreciation                                  118,483     156,955        236,965        313,912
  Property operating expenses                   100,759     111,721        192,776        237,609
  General and administrative expenses            65,298      62,735        177,361        117,201
  Amortization of deferred expenses              59,195      74,306        113,755        146,462
                                               --------    --------       --------      ---------

     Total expenses                             343,735     405,717        720,857        815,184
                                               --------    --------       --------      ---------

     Net income                                $442,263    $648,954       $939,413     $1,249,440
                                               ========    ========       ========      =========

Allocation of net income:

  General Partner                                $4,423      $6,489         $9,394        $12,494
  John Hancock Limited Partner                        -           -              -              -
  Investors                                     437,840     642,465        930,019      1,236,946
                                               --------    --------       --------      ---------
                                               $442,263    $648,954       $939,413     $1,249,440
                                               ========    ========       ========      =========


Net income per Unit                              $0.17        $0.25          $0.36          $0.48
                                                  =====       =====         =====          =====







                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1997 and
                       Year Ended December 31, 1996

                                                         General          Limited
                                                         Partner          Partners       Total
                                                         --------        ---------       ------

Partner's equity/(deficit) at January 1, 1996
    (2,601,552 Units outstanding)                      ($152,910)      $39,226,989    $39,074,079

Less:   Cash distributions                               (29,168)      (2,887,723)    (2,916,891)

Add:    Net income                                         16,021        1,586,106      1,602,127
                                                        ---------      -----------    -----------

Partner's equity/(deficit) at December 31, 1996
    (2,601,552 Units outstanding)                       (166,057)       37,925,372     37,759,315

Less:   Cash distributions                               (14,715)     (10,251,155)   (10,265,870)

Add:    Net income                                          9,394          930,019        939,413
                                                       ----------      -----------     ----------

Partner's equity/(deficit) at June 30, 1997
    (2,601,552 Units outstanding)                      ($171,378)      $28,604,236    $28,432,858
                                                         ========       ==========    ===========



















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                     1997            1996
                                                     ----            ----
Operating activities:
  Net income                                        $939,413     $1,249,440

  Adjustments to reconcile net income to
  net cash provided by operating activities:

     Depreciation                                    236,965        313,912
     Amortization of deferred expenses               113,755        146,462
     Cash distributions over equity in
      income from joint venture                       65,166        112,153
                                                   ---------      ---------
                                                   1,355,299      1,821,967

  Changes in operating assets and liabilities:
     Decrease in restricted cash                      12,060          5,602
     Decrease/(increase) in other assets              24,623       (34,499)
     (Decrease)/increase in accounts payable
      and accrued expenses                          (77,488)         70,102
     Increase in accounts payable to
      affiliates                                      17,593          9,101
                                                   ---------      ---------
  Net cash provided by operating activities        1,332,087      1,872,273
      activities

Investing activities:
  Principal payments on real estate loans          3,545,361        251,049
  Increase in deferred expenses                     (26,527)       (22,432)
                                                   ---------      ---------
  Net cash provided by investing                   3,518,834        228,617
      activities
Financing activities:
  Cash distributed to Partners                  (10,265,870)    (1,392,750)
                                                   ---------      ---------

     Net cash used in financing activities      (10,265,870)    (1,392,750)
                                                   ---------      ---------
     Net (decrease)/increase in cash and cash
      equivalents                                (5,414,949)        708,140

     Cash and cash equivalents at beginning
      of year                                      8,669,990      3,520,394
                                                   ---------      ---------
     Cash and cash equivalents at end
      of period                                   $3,255,041     $4,228,534
                                                   =========      =========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,576 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------------------
     Fees paid to the General Partner for the acquisition of joint venture and mortgage loan investments have been deferred and are being amortized over the life of the investments to which they apply. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to eight and one-half years, the then estimated remaining life of the Partnership. Capitalized tenant improvements and lease commissions are being amortized on a straight-line basis over the terms of the leases to which they relate.

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

3. The Partnership Agreement
   -------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the General Partner to pay the Subordinated Allocation (defined in the Partnership Agreement) equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement), until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation (defined in the Partnership Agreement) equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. Any Distributable Cash from Operations which is available as a result of a reduction of working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
     Cash from a Sale, Financing or Repayment (defined in the Partnership Agreement) of a Partnership Investment is first used to pay all debts and liabilities of the Partnership then due and then to fund any reserves for contingent liabilities. Cash from Sales, Financings or Repayments is then distributed and paid in the following order of priority: first, to the Investors and the John Hancock Limited Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, until the Investors and the John Hancock Limited Partner have received an amount equal to their Invested Capital; second, to the Investors until they have received, after giving effect to all previous distributions of Distributable Cash from Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of their Invested Capital, the Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, after giving effect to all previous distributions of Distributable Cash from
     Operations and any previous distributions of Cash from Sales, Financings or Repayments after the return of its Invested Capital, the Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees then payable pursuant to Section 6.4(c) of the Partnership Agreement; and fifth, 99% to the Investors and the John Hancock Limited Partner and 1% to the General Partner, with the distribution made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Partners in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, then they are allocated in proportion to the amounts of Distributable Cash from Operations allocated for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 1% to the General Partner and 99% to the John Hancock
     Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner and the Investors, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions.

     Profits and Losses from Sales, Financings or Repayments are generally allocated 99% to the Limited Partners and 1% to the General Partner.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the six months ended June 30, 1997 and 1996 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $145,916 and $85,920, respectively. These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 10. Accordingly, included in the Statements of Operations for the six months ended June 30, 1997 and 1996 were $38,173 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of June 30, 1997, the Partnership has accrued a total of $79,648 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

     Accounts payable to affiliates represents amounts due to the General Partner or its Affiliates for various services provided to the Partnership, including amounts to indemnify the General Partner or its Affiliates for claims incurred by them in connection with their actions with respect to the Partnership. All amounts accrued by the Partnership to indemnify the General Partner or its Affiliates for legal fees incurred by them, shall not be paid unless or until all conditions set forth in the Partnership Agreement for such payment have been fulfilled.

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

                                                            June 30,           December 31,
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

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and a specified portion of the net sales price or mutually agreed upon fair market value of the property upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service
     payments.   During  the six months ended June 30, 1997  and  the  year ended December 31, 1996, the Partnership received contingent interest payments, the amount of which is not material.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Real Estate Loans (continued)
   -----------------------------
     On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as the General Camera Corporation Building, located in New York, New York. In addition, the loan was personally guaranteed by the principal stockholders of General Camera Corporation ("GCC"). Under the original terms of the loan agreement, GCC was required to pay interest only monthly at an annual rate of 11%.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1996, the Affiliated Joint Venture received a return on invested capital of approximately 12%.

     Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale or other similar event with respect to the Quince Orchard Corporate Center, are allocated in the following order of priority: i) to the partners who are entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions are made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

8. Deferred Expenses
   -----------------

     Deferred expenses consist of the following:
                                                              Unamortized           Unamortized
                                                               Balance at            Balance at
          Description                                        June 30, 1997       December 31, 1996
          -----------                                        -------------       ------------------
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan.                                     $2,843                $4,739

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years                      111,829               114,256

      $1,203,097 acquisition fees paid to the
      General Partner.  Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.              545,642               606,269

      $141,606 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                          40,258                46,828

      $501,137 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                         246,245               261,953
                                                                  ---------             ---------
                                                                   $946,817            $1,034,045
                                                                  =========            ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

9.   Federal Income Taxes
     --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                       Six Months Ended June 30,
                                                                            1997           1996
                                                                           -----          -----
        Net income per Statements of Operations                           $939,413     $1,249,440


        Add/(deduct):  Excess of book depreciation
                         over tax depreciation                              38,576         51,697
                       Excess of book amortization
                         over tax amortization                              39,225         51,606
                       Other income and expense                            (8,504)       (79,585)
                                                                           -------        -------

        Net income for federal income tax purposes                      $1,008,710     $1,273,158
                                                                        ==========     ==========


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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

10.  Contingencies (continued)
     -------------------------
     The Partnership has incurred approximately $200,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $120,000 relates to the Partnership's own defense and approximately $80,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, anticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. [See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.]

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources
-------------------------------
At June 30, 1997 the Partnership had $3,255,041 in cash and cash equivalents, $99,552 in restricted cash. The Partnership's cash and cash equivalents decreased by $5,414,949 from December 31, 1996 primarily due to the distribution on February 14, 1997 of net sales proceeds from the earlier sale of the Fulton Business Park property and the repayment of the General Camera Corporation's ("GCC") mortgage loan.

The Partnership has a working capital reserve with a current balance of approximately 5.6% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

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

The Partnership incurred $26,527 of leasing costs at the Park Square Shopping Center property during the six months ended June 30, 1997. The General Partner anticipates that the Partnership will incur an aggregate of approximately $104,000 of additional leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1997. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $1,100 of non-recurring repair and maintenance expenses during the six months ended June 30, 1997. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $25,000 at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1997. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources (continued)
------------------------------------------
The Partnership has incurred approximately $200,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this
Report).    Of   this  amount,  approximately  $120,000  relates   to   the
Partnership's own defense and approximately $80,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

Cash in the aggregate amount of $10,265,870 was distributed to the Partners during the six months ended June 30, 1997. Of this amount, $1,471,583 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:
                                                        From Distributable
                               From Distributable        Cash From Sales
                                   Cash From              Financings, or
                                   Operations               Repayments
                                   ----------              -----------

Investors                          $1,456,868               $8,142,858
John Hancock Limited Partner                -                  652,429
General Partner                        14,715                        -
                                  -----------               ----------
     Total                         $1,471,583               $8,794,287
                                   ==========               ==========

The amount distributed to the Investors from Distributable Cash from Operations during the six months ended June 30, 1997 represented a 6%
annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will be able to make comparable quarterly cash distributions from Distributable Cash from Operations during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources (continued)
------------------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the six months ended June 30, 1997 and scheduled leasing activity for each investment during the remainder of 1997:

                      Miami International   Park Square     Quince Orchard
                       Distribution Ctr.   Shopping Ctr.    Corporate Ctr.
                       -----------------   -------------    --------------

Square Footage                215,019          137,108             99,782

Occupancy January 1, 1997         87%               84%             100%
                                 ====              ====             ====

New Leases                         0%                4%              0%

Lease Renewals                     0%                0%              0%

Leases Expired                     0%                1%              0%

Occupancy June 30, 1997           87%               87%             100%
                                 ====              ====             ====

Leases Scheduled to Expire,
   Balance of 1997                 0%                1%              0%
                                 ====              ====             ====

Leases Scheduled to Commence,
   Balance of 1997                 0%                0%              0%
                                 ====              ====             ====

A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. During January 1997, the Partnership reached a settlement agreement with the former tenant whereby the
Partnership agreed to dismiss the action in exchange for the sum of $114,000. Of the settlement amount, the former tenant i) received a $24,143 credit against the settlement amount, which credit represents the former tenant's security deposit held by the Partnership, ii) was required to make a one-time payment of $50,000 to the Partnership, and iii) is required to make monthly payments in the amount of $2,000 until the sum of $39,857 is paid to the Partnership. As of the date hereof, the former tenant is current with its required payments.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources (continued)
------------------------------------------

The General Partner subsequently secured two replacement tenants for this space at MIDC. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease was scheduled to expire in September 2004, vacated its space and had been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. Subsequent to receiving this judgment, the tenant's owner declared personal bankruptcy in a U.S. bankruptcy court in Florida. In March 1997, the Partnership received $10,000 from the bankruptcy court as final settlement of the Partnership's claim. This amount was ordered to be paid as follows: i) $5,000 upon the bankruptcy court approving the settlement and ii) $5,000 thirty days after the approval of the settlement. The Partnership has received all such settlement amounts. The General Partner continues to seek a replacement tenant for this space.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. The General Partner continues to negotiate with the Miami Airport Authority towards a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's desire to acquire the Miami International Distribution Center has hampered its ability to lease the available space at the property.

The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder of 1997 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Liquidity and Capital Resources (continued)
------------------------------------------
205 Newbury Associates remained current on its minimum required debt service payments as of June 30, 1997 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a materially adverse effect on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a materially adverse effect on the carrying value of the mortgage loan. If one or both of the above were to occur, there would be a materially adverse effect on the Partnership's liquidity. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

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

Results of Operations
---------------------
Net income for the six months ended June 30, 1997 was $939,413, as compared to net income of $1,249,440 for the same period in 1996. This decrease is primarily due to the repayment of the GCC mortgage loan in January 1997 and the sale of the Fulton Business Park property in December 1996. Excluding the net income attributable to the GCC mortgage loan and the Fulton Business Park property, net income was consistent between periods

Average occupancy for the Partnership's equity real estate investments was as follows:
                                                Six Months Ended June 30,
                                                     1997           1996
                                                     ----           ----
       Miami International Distribution Center        87%            87%
       Park Square Shopping Center                    87%            86%
       Quince Orchard Corporate Center
         (Affiliated Joint Venture)                  100%           100%

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Results of Operations (continued)
---------------------
Rental income for the six months ended June 30, 1997 decreased by $184,444, or 15%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the rental income generated by the Fulton Business Park, rental income increased slightly between periods. Rental income increased by 12% at the Miami International Distribution Center primarily due to the collection of past due rent from a former tenant at the property. This increase was partially offset by a decrease in rental income at the Park Square property primarily due to a decrease in percentage rent collected from the anchor tenant at the property.

Interest income for the six months ended June 30, 1997 decreased by $211,706, or 48%, as compared to the same period in 1996. This decrease was primarily due to a decline in the interest earned on the GCC mortgage loan due to its repayment on January 9, 1997. This decrease was partially offset by the interest earned on the net sales proceeds received from the sale of the Fulton Business Park property and the proceeds from the repayment of the GCC mortgage loan. The Partnership distributed such amounts in February 1997.

Depreciation expense for the six months ended June 30, 1997 decreased by $76,947, or 25%, as compared to the same period 1996. This decrease is due to the sale of the Fulton Business Park.

The Partnership's share of property operating expenses for the six months ended June 30, 1997 decreased by $44,833, or 19%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the Partnership's share of property operating expenses attributable to the Fulton Business Park, the Partnership share of property operating expenses decreased by 9% between periods. The Partnership's share of property operating expenses at the Miami International Distribution Center decreased between periods. This decrease is primarily due to a decrease between periods in legal costs related to the collection of past due rents from certain former tenants at the property. The Partnership's share of property operating expenses at the Park Square property was consistent between periods.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the quarter ended June 30, 1997 increased by $60,160, or 51%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II,
Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods. At the present time, the General Partner cannot estimate the aggregate legal fees and indemnification claims to be incurred with respect to the class action lawsuit and their impact on the Partnership's future operations.
Operations would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Amortization of deferred expenses for the six months ended June 30, 1997 decreased by $32,707, or 22%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park and the repayment of the GCC mortgage loan and the absence of amortization of their related deferred expenses.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                  Six Months Ended June 30,
                                                                   1997                 1996
                                                                  -----                -----
Net cash provided by operating activities (a)                    $1,332,087          $1,872,273
Net change in operating assets and liabilities (a)                   23,212            (50,306)
                                                                 ----------          ----------
Net cash provided by operations (a)                               1,355,299           1,821,967
Increase in working capital reserves                                      -           (297,826)
                                                                 ----------          ----------
Cash from operations (b)                                          1,355,299           1,524,141
Decrease in working capital reserves                                 11,061                   -
                                                                 ----------          ----------
Distributable cash from operations (b)                           $1,366,360          $1,524,141
                                                                 ==========          ==========

Allocation to General Partner                                       $13,553             $15,241
Allocation to Investors                                           1,352,807           1,508,900
Allocation to John Hancock Limited Partner                                -                   -
                                                                 ----------          ----------
                                                                 $1,366,360          $1,524,141
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

During the third quarter of 1997, the Partnership will make a distribution of Distributable Cash from Operations to the Investors in the amount of $650,388. This amount represents a 6% annualized return on Investors remaining Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 1997 will be comparable to that generated during the second quarter of 1997.

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

Item 2.   Changes in Securities

      There were no changes in securities during the second quarter of 1997.

Item 3.   Defaults upon Senior Securities

      There were no defaults upon senior securities during the second quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1997.

Item 5.   Other information


Item 6.   Exhibits and Reports on form 8-K

      (a)  There are no exhibits to this Report
      (b) There were no Reports on Form 8-K filed during the second quarter of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.


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