Form 10-Q
period 1997-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1997-11-14
CIK 818257

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes     X      No

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                  INDEX


PART I:     FINANCIAL INFORMATION                                 PAGE

   Item 1  -   Financial Statements:

                Balance Sheets at September 30, 1997 and
                December 31, 1996                                      3

                Statements of Operations for the Three and Nine
                Months Ended September 30, 1997 and 1996               4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1997 and
                for the Year Ended December 31, 1996                   5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1997 and 1996               6

                Notes to Financial Statements                       7-17

  Item 2  -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations      18-27


PART II:   OTHER INFORMATION                                        28-29

          JOHN HANCOCK REALTY INCOME FUND II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                                September 30,   December 31,
                                                     1997           1996
                                                    -----          -----

Cash and cash equivalents                       $3,480,938     $8,669,990
Restricted cash                                    100,951        111,612
Other assets                                       154,215        112,762

Deferred expenses, net of accumulated
 amortization of $1,143,115 in 1997
 and $1,086,688 in 1996                            898,594      1,034,045

Real estate loans                                1,700,000      5,245,361

Investment in joint venture                      7,401,706      7,574,268

Investment in property:
 Land                                            5,040,000      5,040,000
 Buildings and improvements                     14,218,208     14,218,208
                                               -----------    -----------
                                                19,258,208     19,258,208
 Less:   accumulated depreciation                4,230,562      3,875,115
                                               -----------    -----------
                                                15,027,646     15,383,093
                                               -----------    -----------
       Total assets                            $28,764,050    $38,131,131
                                              ============    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $339,620       $282,825
Accounts payable to affiliates                     111,803         88,991
                                               -----------    -----------
 Total liabilities                                 451,423        371,816

Partners' equity/(deficit):
 General Partner's deficit                       (172,581)      (166,057)
 Limited Partners' equity                       28,485,208     37,925,372
                                               -----------    -----------
 Total partners' equity                         28,312,627     37,759,315
                                               -----------    -----------
     Total liabilities and partners' equity    $28,764,050    $38,131,131
                                               ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                                 1997        1996          1997            1996
                                                -----       -----         -----            ----
Income:
  Rental income                                $569,252    $651,243     $1,628,076     $1,894,511
  Income from joint venture                     184,353     189,938        559,063        572,852
  Interest income                                84,190     216,840        310,926        655,282
                                              ---------   ---------      ---------      ---------

  Total income                                  837,795   1,058,021      2,498,065      3,122,645

Expenses:
  Depreciation                                  118,482     156,957        355,447        470,869
  Property operating expenses                    77,454     124,879        270,230        362,488
  General and administrative expenses            48,991      63,736        226,352        180,937
  Amortization of deferred expenses              56,140      68,878        169,895        215,340
                                               --------   ---------      ---------      ---------
     Total expenses                             301,067     414,450      1,021,924      1,229,634
                                               --------   ---------      ---------      ---------

     Net income                                $536,728    $643,571     $1,476,141     $1,893,011
                                              =========   =========     ==========     ==========

Allocation of net income:
     General Partner                             $5,367      $6,436        $14,761        $18,930
     John Hancock Limited Partner                     -           -              -              -
     Investors                                  531,361     637,135      1,461,380      1,874,081
                                              ---------   ---------     ----------     ----------
                                               $536,728    $643,571     $1,476,141     $1,893,011
                                              =========   =========     ==========     ==========

Net income per Unit                              $0.20        $0.24         $0.56          $0.72
                                                  =====       =====         =====          =====










                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1997 and
                       Year Ended December 31, 1996

                                                         General          Limited
                                                         Partner          Partners       Total
                                                         --------        ---------       ------

Partner's equity/(deficit) at January 1, 1996
    (2,601,552 Units outstanding)                      ($152,910)      $39,226,989    $39,074,079

Less:   Cash distributions                               (29,168)      (2,887,723)    (2,916,891)

Add:    Net income                                         16,021        1,586,106      1,602,127
                                                        ---------      -----------    -----------
Partner's equity/(deficit) at December 31, 1996
   (2,601,552 Units outstanding)                        (166,057)       37,925,372     37,759,315

Less:   Cash distributions                               (21,285)     (10,901,544)   (10,922,829)

Add:    Net income                                         14,761        1,461,380      1,476,141
                                                        ---------      -----------    -----------
Partner's equity/(deficit) at September 30, 1997
   (2,601,552 Units outstanding)                       ($172,581)      $28,485,208    $28,312,627
                                                        =========      ===========    ===========




















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                     1997            1996
                                                     ----            ----

Operating activities:
  Net income                                      $1,476,141     $1,893,010

  Adjustments to reconcile net income to
  net cash provided by operating activities:

     Depreciation                                    355,447        470,869
     Amortization of deferred expenses               169,895        215,340
     Cash distributions over equity in
      income from joint venture                      172,562        185,600
                                                  ----------     ----------
                                                   2,174,045      2,764,819

  Changes in operating assets and liabilities:
     Decrease/(increase) in restricted cash           10,661       (16,898)
     Increase in other assets                       (41,453)       (99,560)
     Increase in accounts payable and
      accrued expenses                                56,795        304,885
     Increase in accounts payable to
      affiliates                                      22,812          3,473
                                                  ----------     ----------
  Net cash provided by operating activities        2,222,860      2,956,719

Investing activities:
  Principal payments on real estate loans          3,545,361        762,572
  Increase in deferred expenses                     (34,444)       (37,224)
                                                  ----------     ----------
  Net cash provided by investing activities        3,510,917        725,348

Financing activities:
  Cash distributed to Partners                  (10,922,829)    (2,154,821)
                                                  ----------     ----------
  Net cash used in financing activities         (10,922,829)    (2,154,821)
                                                  ----------     ----------
  Net (decrease)/increase in cash and cash
     equivalents                                 (5,189,052)      1,527,246

     Cash and cash equivalents at beginning
      of year                                      8,669,990      3,520,394
                                                  ----------     ----------
     Cash and cash equivalents at end
      of period                                   $3,480,938     $5,047,640
                                                  ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,509 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued))
                               (Unaudited)

2.   Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

3.   The Partnership Agreement
-----------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 1% to the General Partner and the remaining 99% in the following order of priority: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the General Partner to pay the Subordinated Allocation (defined in the Partnership Agreement) equal to 3 1/2% of Distributable Cash from Operations for managing the Partnership's activities; third, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; fourth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement), until they have received a 10% non-cumulative, non-compounded annual cash return on their Invested Capital; fifth, to the General Partner to pay the Incentive Allocation (defined in the Partnership Agreement) equal to 2 1/2% of Distributable Cash from Operations; and sixth, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions. Any Distributable Cash from Operations which is available as a result of a reduction of working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the nine months ended September 30, 1997 and 1996 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $175,485 and $125,128, respectively. These expenses are included in expenses in the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 10. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1997 and 1996 were $40,759 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of September 30, 1997, the Partnership has accrued a total of $82,234 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5. Investment in Property
   ----------------------
   Investment   in   property   at  cost  consists   of   managed,   fully-
   operating,commercial real estate as follows:

                                                         September 30,         December 31,
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

                                    12

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

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale or refinancing. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the nine months ended September 30, 1997 and the year ended December 31, 1996, the Partnership received contingent interest payments, the amount of which is not material.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

6. Real Estate Loans (continued)
   -----------------------------
     Effective June 1, 1994, the loan agreement was amended i) to require GCC to make a one-time payment of $250,000 towards the outstanding balance of the loan and ii) to require that all future monthly payments include amounts to amortize the then outstanding loan balance. GCC was required to make payments of $60,416 per month on the first day of each month commencing on July 1, 1994 and ending on June 1, 1995. Commencing on July 1, 1995 and ending on June 1, 1996, payments of $85,416 per month were required on the first day of each month. The entire unamortized principal balance of $4,606,110 and all accrued but unpaid interest came due on July 1, 1996.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                              Unamortized           Unamortized
                                                               Balance at            Balance at
          Description                                      September 30, 1997    December 31, 1996
          -----------                                        -------------       ------------------
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized over the
      term of the loan.                                              $1,895                $4,739

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years.                     110,616               114,256

      $1,203,097 acquisition fees paid to the
      General Partner.  Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.              515,329               606,269

      $143,923 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                          36,471                46,828

      $506,737 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                         234,283               261,953
                                                                  ---------            ----------
                                                                   $898,594            $1,034,045
                                                                  =========            ==========

9. Federal Income Taxes
   -------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Nine Months Ended September 30,
                                                                            1997           1996
                                                                           -----          -----
        Net income per Statements of Operations                         $1,476,141     $1,893,010

     Add/(deduct):  Excess of book depreciation
                       over tax depreciation                                57,865         77,546
                    Excess of book amortization
                       over tax amortization                                58,907         77,410
                    Other income and expense                               (12,755)      (119,377)
                                                                        ----------     ----------
        Net income for federal income tax purposes                      $1,580,158     $1,928,589
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

     The Partnership has incurred approximately $206,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $124,000 relates to the Partnership's own defense and approximately $82,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
-------------------------------
At September 30, 1997 the Partnership had $3,480,938 in cash and cash equivalents and $100,951 in restricted cash. The Partnership's cash and cash equivalents decreased by $5,189,052 from December 31, 1996 primarily due to the distribution on February 14, 1997 of net sales proceeds from the earlier sale of the Fulton Business Park property and the repayment of the General Camera Corporation's ("GCC") mortgage loan.

The Partnership's working capital reserve has a current balance of approximately 6% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

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

The Partnership incurred $34,444 of leasing costs at the Park Square Shopping Center property during the nine months ended September 30, 1997. The General Partner anticipates that the Partnership will incur an aggregate of approximately $2,500 of additional leasing costs at the Park Square Shopping Center property during the remainder of 1997. The current balance in the working capital reserve should be sufficient to pay such costs.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
---------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
The Partnership incurred approximately $1,100 of non-recurring repair and maintenance expenses during the nine months ended September 30, 1997. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance expenses in the aggregate amount of approximately $13,000 at the Miami International Distribution Center property during the remainder of 1997. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $206,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this
Report).    Of   this  amount,  approximately  $124,000  relates   to   the
Partnership's own defense and approximately $82,000 relates to the indemnification of the General Partner and its Affiliates for their defense. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

Cash in the aggregate amount of $10,922,829 was distributed to the Partners during the nine months ended September 30, 1997. Of this amount, $2,128,542 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                        From Distributable
                               From Distributable        Cash From Sales
                                   Cash From              Financings, or
                                   Operations               Repayments
                                   ----------              -----------

Investors                          $2,107,257               $8,142,858
John Hancock Limited Partner                -                  651,429
General Partner                        21,285                        -
                                  -----------              -----------
Total                              $2,128,542               $8,794,287
                                  ===========              ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The amount distributed to the Investors from Distributable Cash from Operations during the nine months ended September 30, 1997 represents a 6% annualized return on Investors' Invested Capital. The Partnership will make a distribution from Distributable Cash from Operations during the fourth quarter of 1997 comparable to those made during the first three quarters of 1997.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the nine months ended September 30, 1997 and scheduled leasing activity for each investment during the remainder of 1997:

                      Miami International   Park Square     Quince Orchard
                       Distribution Ctr.   Shopping Ctr.    Corporate Ctr.
                       -----------------   -------------    --------------

Square Footage                215,019          137,108             99,782

Occupancy January 1, 1997       87%              84%                100%
                               ====             ====                ====
New Leases                       0%               4%                 0%

Lease Renewals                   0%               0%                 0%

Leases Expired                   0%               1%                 0%

Occupancy September 30, 1997    87%              87%                100%
                               ====             ====                ====

Leases Scheduled to Expire,
   Balance of 1997               0%               1%                 0%
                               ====             ====                ====

Leases Scheduled to Commence,
   Balance of 1997               0%               1%                 0%
                               ====             ====                ====

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. During January 1997, the Partnership reached a settlement agreement with the former tenant whereby the
Partnership agreed to dismiss the action in exchange for the sum of $114,000. Of the settlement amount, the former tenant i) received a $24,143 credit against the settlement amount, which credit represents the former tenant's security deposit held by the Partnership, ii) was required to make a one-time payment of $50,000 to the Partnership, and iii) is required to make monthly payments in the amount of $2,000 through October 1998 until the sum of $39,857 is paid to the Partnership. As of the date hereof, the former tenant is current with its required payments.

The General Partner subsequently secured two replacement tenants for this space at MIDC. However, one of these tenants, leasing approximately 28,000 square feet, or 13% of the property, and whose lease was scheduled to expire in September 2004, vacated its space and had been delinquent in its rental payments and expense reimbursements due since November 1994. The General Partner filed a complaint against this tenant demanding payment for delinquent rental amounts as well as all future obligations due under the lease agreement. The Partnership received a final judgment in the amount of approximately $2,010,000 on January 31, 1996. Subsequent to receiving this judgment, the tenant's owner declared personal bankruptcy in a U.S.
bankruptcy court in Florida. In March 1997, the Partnership received a final settlement of its claim from the bankruptcy court in the amount of $10,000. This amount was received during the second quarter of 1997. The General Partner continues to seek a replacement tenant for this space.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as well as competitive pricing for available space in recent years. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder of 1997 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

205 Newbury Associates remained current on its minimum required debt service payments as of September 30, 1997 and as of the date hereof. The General Partner has no reason to believe, based upon current information and events, that the minimum required debt service payments will not continue to be met or that the outstanding principal balance of the loan will not be repaid. However, should 205 Newbury Associates fail to make the minimum required debt service payments, there would be a materially adverse effect on the carrying value of the mortgage loan. In addition, should there be an unfavorable change in the financial status of the borrower, there could be a materially adverse effect on the carrying value of the mortgage loan. If one or both of the above were to occur, there would be a materially adverse effect on the Partnership's liquidity. The General Partner will continue to monitor the operations of the property and the financial condition of the borrower.

During the third quarter of 1997, the General Partner had the property securing the Partnership's mortgage loan to 205 Newbury Associates independently appraised. Based upon the appraiser's investigation and analysis, the building's market value is estimated to be approximately $1,800,000 as of September 30, 1997. The $1,700,000 principal balance of the mortgage loan was evaluated in comparison to the independent appraisal. Based upon such evaluation, the General Partner determined that it is likely that the property will generate sufficient cash flow to enable the borrower to pay the minimum required monthly debt service payments and that the residual value of the property should enable the borrower to repay the principal balance of the loan upon maturity. Accordingly, no write-down in value was required at September 30, 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
During the third quarter of 1997, the General Partner had the Quince Orchard Corporate Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $14,600,000 as of September 30, 1997 and the value of the Partnership's investment in the Affiliated Joint Venture is estimated to be approximately $7,125,000. The carrying value of the Partnership's Affiliated Joint Venture investment of approximately $7,402,000 was evaluated in comparison to the property's estimated future undiscounted cash flows and the independent appraisal. Based on such evaluation, the General Partner determined that the Partnership's share of the property's estimated future undiscounted cash flows are expected to exceed its carrying value and, therefore, a write-down in value was not required at September 30, 1997. The Partnership's cumulative investment in the Affiliated Joint Venture is approximately $8,915,000.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1996 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether any permanent impairment in values existed. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations
---------------------
Net income for the nine months ended September 30, 1997 was $1,476,141, as compared to net income of $1,893,011 for the same period in 1996. This decrease is primarily due to the repayment of the GCC mortgage loan in January 1997 and the sale of the Fulton Business Park property in December 1996. Excluding the net income attributable to the GCC mortgage loan and the Fulton Business Park property, net income increased slightly between periods primarily due to the collection of past due rents from two former tenants at the Miami International Distribution Center.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                             Nine Months Ended September 30,
                                                     1997           1996
                                                     ----           ----

       Miami International Distribution Center        87%            87%
       Park Square Shopping Center                    87%            85%
       Quince Orchard Corporate Center
         Affiliated Joint Venture)                   100%           100%

Rental income for the nine months ended September 30, 1997 decreased by $266,435, or 14%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the rental income generated by the Fulton Business Park, rental income increased slightly between periods. Rental income increased by 9% at the Miami International Distribution Center primarily due to the collection of past due rent from two former tenants at the property. Rental income at the Park Square property was consistent between periods.

Interest income for the nine months ended September 30, 1997 decreased by $344,356, or 53%, as compared to the same period in 1996. This decrease was primarily due to a decline in the interest earned on the GCC mortgage loan due to its repayment on January 9, 1997. This decrease was partially offset by the interest earned on the net sales proceeds received from the sale of the Fulton Business Park property and the proceeds from the repayment of the GCC mortgage loan. The Partnership distributed such amounts in February 1997.

Depreciation expense for the nine months ended September 30, 1997 decreased by $115,422, or 25%, as compared to the same period 1996. This decrease is due to the sale of the Fulton Business Park.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations (continued)
---------------------------------
The Partnership's share of property operating expenses for the nine months ended September 30, 1997 decreased by $92,258, or 25%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the Partnership's share of property operating expenses attributable to the Fulton Business Park, the Partnership's share of property operating expenses decreased by 13% between periods due to decreases in the Partnership's share of such expenses at the Miami International Distribution Center and Park Square Shopping Center properties. The Partnership's share of property operating expenses decreased between periods at the Miami International Distribution Center primarily due to a decrease in legal costs related to the collection of past due rent from two former tenants at the property and to certain non-recurring repairs incurred during the period in 1996. The Partnership's share of property operating expenses decreased at the Park Square Shopping Center property primarily due to lower real estate taxes. Real estate taxes decreased between periods primarily due to a successful appeal of the property's assessed value which resulted in a rebate of a prior year's taxes as well as a reduction in current year's taxes. This decrease was partially offset by an increase in snow removal costs between periods and certain non-recurring repairs incurred at the property during the current period.

General and administrative expenses for the nine months ended September 30, 1997 increased by $45,415, or 25%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II,
Item 1 of this Report). Excluding such legal fees, general and administrative expenses decreased by approximately 20% primarily due to a decrease in the time required of the General Partner in managing the activities of this Partnership resulting from the sale of the Fulton Business Park and the repayment of the General Camera Corporation mortgage loan.

Amortization of deferred expenses for the nine months ended September 30, 1997 decreased by $45,445, or 21%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park and the repayment of the GCC mortgage loan and the absence of amortization of their related deferred expenses.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                               Nine Months Ended September 30,
                                                                   1997                 1996
                                                                  -----                -----
Net cash provided by operating activities (a)                    $2,222,860          $2,956,719
Net change in operating assets and liabilities (a)                 (48,815)           (191,900)
                                                                 ----------          ----------
Net cash provided by operations (a)                               2,174,045           2,764,819
Increase in working capital reserves                              (150,616)           (478,607)
                                                                 ----------          ----------
Cash from operations (b)                                          2,023,429           2,286,212
Decrease in working capital reserves                                      -                   -
                                                                 ----------          ----------
Distributable cash from operations (b)                           $2,023,429          $2,286,212
                                                                 ==========          ==========

Allocation to General Partner                                       $20,234             $22,862
Allocation to Investors                                           2,003,195           2,263,350
Allocation to John Hancock Limited Partner                                -                   -
                                                                 ----------          ----------
                                                                 $2,023,429          $2,286,212
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

During the fourth quarter of 1997, the Partnership will make a distribution of Distributable Cash from Operations to the Investors in the amount of $650,388. This amount represents a 6% annualized return on Investor's remaining Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1997 will be comparable to that generated during each of the first three quarters of 1997.

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

      In September 1997 a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by a plaintiff who allegedly had been granted a special power of attorney by a single Investor in the Partnership. The complaint named as defendants the General Partner and certain unnamed agents and/or employees of one or more of the other defendants.

      The plaintiff sought unspecified damages stemming from alleged breach of contract and breach of fiduciary duty. The complaint alleged, among other things, that the plaintiff, acting pursuant to a special power of attorney granted to it by an Investor in the Partnership, requested a list of Investors from the General Partner, allegedly with the intention of making a tender offer to purchase up to 4.9% of the Units of the Partnership at a purchase price of $7.50 per Unit, and that the General Partner failed and refused to provide the plaintiff with such list. The complaint alleged further that the plaintiff, a limited partner in a limited partnership affiliated with the Partnership, also requested a list of limited partners in the affiliated limited partnership with the intention of making a tender offer for up to 4.9% of the limited partnership units of that affiliated limited partnership, and that the General Partner also failed and refused to provide the plaintiff with such list.

      There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

      There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2.   Changes in Securities

      There were no changes in securities during the third quarter of 1997.

Item 3.   Defaults upon Senior Securities

      There were no defaults upon senior securities during the third quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1997.

Item 5.   Other information


Item 6.   Exhibits and Reports on form 8-K

      (a)   There are no exhibits to this Report
      (b) There were no Reports on Form 8-K filed during the third quarter of 1997.

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                               -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.

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