Form 10-K
period 1997-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1998-03-31
CIK 818257

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1997

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

Registrant's telephone number, including area code: (800) 722-5457 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Units of Investor Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
                      Exhibit Index on Pages 32 - 37

                            TABLE OF CONTENTS




                                  PART I


 Item 1     Business                                                      3
 Item 2     Properties                                                    8
 Item 3     Legal Proceedings                                             9
 Item 4     Submission of Matters to a Vote
              of Security Holders                                        10


                                 PART II


 Item 5     Market for the Partnership's Securities and Related
              Security Holder Matters                                    11
 Item 6     Selected Financial Data                                      13
 Item 7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        14
 Item 8     Financial Statements and Supplementary Data                  25
 Item 9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                     25


                                 PART III


 Item 10    Directors and Executive Officers of the Registrant           25
 Item 11    Executive Compensation                                       28
 Item 12    Security Ownership of Certain Beneficial Owners
              and Management                                             28
 Item 13    Certain Relationships and Related Transactions               28


                                 PART IV


 Item 14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        32

            Signatures                                                   38

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,507 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

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

The Partnership's mortgage loan investment is subject to the risk of default by the borrower, in which event the Partnership would have the added responsibility of foreclosing on or pursuing other remedies on the property involved to protect the value of its investment. A borrower's ability to meet its regular mortgage loan payments is dependent upon the risks generally incident to the ownership of real property, as discussed above.

On March 10, 1988, the Partnership made a participating mortgage loan to 205 Newbury Associates secured by a first mortgage on 205 Newbury Street, an office and retail property located in Boston, Massachusetts. The property contains 7,029 net rentable square feet of office and retail space. The loan has a term of 120 months with interest only payable to the Partnership on a monthly basis at a fixed interest rate of 9.5% per annum. The full amount of the principal and all accrued but unpaid interest is due and payable to the Partnership on April 1, 1998. In addition to these amounts, the borrower is also obligated to pay contingent interest payments to the Partnership in the amount of 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale or refinancing.

Contingent interest payments, which are based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the minimum required debt service payments. Although contingent interest payments were received during the years ended December 31, 1997 and 1996, the amounts of such payments were immaterial.

During the third quarter of 1997, the General Partner had the property securing the Partnership's mortgage loan to 205 Newbury Associates independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,800,000, which is less than the amount required for participation in the Net Appreciated Value. Therefore, the Partnership will not receive any payments in excess of the outstanding principal balance of the mortgage loan and all accrued but unpaid interest, upon the loans maturity.

The General Partner understands that 205 Newbury Associates has received a mortgage commitment and believes that the outstanding principal balance of the loan and all accrued but unpaid interest will be paid on April 1, 1998. However, should there be an unfavorable change in the financial status of the borrower, there could be a materially adverse effect on the carrying value of the mortgage loan.

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a community shopping center located in Brooklyn Park, Minnesota. Over the past few of years, the Minneapolis-St. Paul area, which includes Brooklyn Park, has experienced tremendous population growth, fueling an increase in development across all property types. As a result, the supply of new retail properties has outpaced the demand for such space causing an increase in vacancy rates and, therefore, an increase in competition for tenants. This trend is projected to continue for some time. In addition, the Minnesota market, as a whole, has high occupancy costs primarily resulting from one of the highest real estate tax rates in the nation. Given these conditions, the General Partner expects market conditions in Brooklyn Park to remain competitive during 1998 and, therefore, no increase in market rental rates is anticipated.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February
2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five-year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. As a result, Hoffman-LaRoche has indicated that it will terminate operations at the Quince Orchard Corporate Center and exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center have improved recently. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has give rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1998.

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

The Miami International Airport is the leading U.S. airport for international cargo. MIDC's proximity to the airport makes it a desirable facility for those companies dealing in international trade. The demand for warehouse space close to the airport is strong, however, new warehouse facilities continue to come on-line creating more competition for tenants. The General Partner continues its efforts to lease the remaining vacant space at the property and believes that the Miami Airport Authority's desire to acquire MIDC has hampered its ability to do so.

On June 30, 1989, the Partnership made a $5,500,000 mortgage loan to General Camera Corporation ("GCC"), a non-affiliated borrower, secured by a first mortgage on 540 West 36th Street, a 72,000 square foot office/warehouse/service facility located in New York, New York. In addition, the loan was personally guaranteed by the principal stockholders of GCC. Under the original terms of the loan agreement, GCC was required to pay interest only monthly at an annual rate of 11%. During the term of the loan, the loan was amended to require GCC to pay amounts toward the outstanding principal balance and the loan's original maturity date of July 1, 1996 was extended until January 1, 1997. On January 9, 1997, GCC paid the entire outstanding principal balance and all accrued but unpaid interest then due. The proceeds from the repayment of the entire original principal balance of $5,500,000 were distributed to the Limited Partners in the manner described below.

On September 20, 1988, the Partnership acquired Fulton Business Park, a warehouse/distribution/office facility located in Atlanta, Georgia. Real estate market conditions for industrial space in Atlanta declined subsequent to the Partnership purchasing the Fulton Business Park. However, beginning in late 1993 vacancies in the Atlanta industrial real estate market declined and rental rates increased. With the gradual improvement in market conditions, Fulton Business Park sustained a stabilized occupancy rate and improved its income and cash flow performance. Given these market conditions and the income performance of the property, the General Partner listed the Fulton Business Park for sale during May 1996. On December 2, 1996, the Partnership sold the Fulton Business Park property to a non-affiliated buyer and received net sales proceeds of $3,313,190. The distribution of the proceeds of this sale is described in the following paragraph.

The Partnership received an aggregate amount of $8,813,190 from the net sales proceeds from the Fulton Business Park ($3,313,190) and from cumulative repayments on the GCC mortgage loan ($5,500,000). During February 1997, the Partnership distributed $8,794,287, of which $8,142,858 was distributed to the Investors and $651,429 was distributed to the John Hancock Limited Partner. The Partnership retained $18,903 in working capital reserves, as permitted by the Partnership Agreement.

On October 18, 1988, the Partnership made a participating first mortgage loan to Siete Properties IV, secured by a first mortgage on the Siete Square IV Office Building ("Siete Square"), a four-story garden office building located in Phoenix, Arizona. During 1990, the borrower was unable to meet the minimum required debt service payments and on July 25, 1990, the Partnership acquired title to this property by a deed-in-lieu of foreclosure. On December 10, 1992, the Partnership sold Siete Square to a non-affiliated buyer and received net sales proceeds of $1,605,675. Of this amount, during 1993 the Partnership distributed $1,456,869 to the Investors, $116,550 to the John Hancock Limited Partner and retained $32,256 in working capital reserves.

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

Item 2 - Properties

As of December 31, 1997, the Partnership held the following investment portfolio:

Park Square Shopping Center
---------------------------
On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property, substantially completed during the first quarter of 1988, contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1997 was 87%.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1997 was 100%.

Miami International Distribution Center
---------------------------------------
On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1997 was 87%.

As of December 31, 1997, the Partnership held the following mortgage loan in its investment portfolio:

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

The principal balance of this loan and all accrued but unpaid interest is due on April 1, 1998.

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

In September 1997, a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership. The complaint named the General Partner as a defendant.

The plaintiff sought unspecified damages which allegedly arose from the General Partner's refusal to provide, without reasonable precautions on plaintiff's use of, a list of investors in the Partnership and in John Hancock Realty Income Fund Limited Partnership ("RIF"), a limited partnership affiliated with the Partnership. Plaintiff alleges that the General Partner's refusal unconditionally to provide a list was a breach of contract and a breach of the General Partner's fiduciary duty.

In 1998, the plaintiff amended the complaint to name RIF and the Partnership as defendants. The defendants have filed demurrer motions, asking that the complaint be dismissed at law. These motions are under consideration.

There can be no assurances given as to the timing, costs or outcome of these legal proceedings.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1997.

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

(b)  Number of Security Holders
                                 Number of
                               Record holders          Number of Units
                                   as of              outstanding as of
  Title of Class             December 31, 1997        December 31, 1997
  --------------             -----------------        -----------------
  Assignee Units                   4,507                  2,601,552

(c)  Dividend History and Restrictions

During the fiscal year ended December 31, 1997, the Partnership distributed cash in the aggregate amount of $11,579,787 to the Partners. Of this amount $2,785,500 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). During the fiscal year ended December 31, 1996, the Partnership distributed cash in the amount of $2,916,891 from Distributable Cash from Operations. These amounts were distributed in accordance with the Partnership Agreement.

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(c)  Dividend History and Restrictions (continued)

The following table reflects cash distributions made during the two year period ended December 31, 1997:

                                                Amount Paid to
    Date of         Amount of    Amount Paid to   John Hancock   Amount Paid    Distribution
  Distribution     Distribution General Partner Limited Partner   to Investors    Per Unit
  ------------     ------------ --------------- ---------------   ------------    --------
  February 15, 1996     $630,678         $6,306             $-       $624,372           $0.24
  May 15, 1996           762,071          7,621              -        754,450            0.29
  August 15, 1996        762,071          7,621              -        754,450            0.29
  November 15, 1996      762,071          7,621              -        754,450            0.29
  February 14, 1997  * 9,556,358          7,621        651,429      8,897,308            3.42
  May 15, 1997           709,513          7,094              -        702,419            0.27
  August 15, 1997        656,958          6,570              -        650,388            0.25
  November 14, 1997      656,958          6,570              -        650,388            0.25

  *   Includes Distributable Cash from Sales, Financing or Repayments.

The source of future distributions from Cash from Operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributable Cash from Operations during the years ended 1997 and 1996 represent a 6% return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 1998 comparable to those made in 1997 and 1996. Distributions of Distributable Cash from Sales, Financings or Repayments in 1998 will be dependent upon the occurrence of sales of Partnership real properties and the repayment of the outstanding mortgage loan to 205 Newbury Associates. There can be no assurances that any properties will be sold, that the mortgage loan to 205 Newbury Associates will be repaid, or how much cash will be distributable to the Limited Partners, if any. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                          Years Ended December 31,
                                           1997        1996         1995       1994          1993
                                           ----        ----         ----       ----          ----
Rental income                           $2,160,549  $2,505,925   $2,447,532  $2,170,416   $2,296,571
Income from joint venture                  704,292     701,988      755,198     541,188      221,738
Interest income                            395,621     877,475      879,508     843,631      872,180
Net income                               1,868,724   1,602,127    2,414,024   1,985,107    1,935,917
Net income per Unit (b)                      0.71         0.63        0.92         0.76        0.74
Ordinary tax income (a)                  1,804,532   1,457,094    2,515,024   2,025,648    2,072,792
Ordinary tax income per Unit (b)             0.69         0.58        0.96         0.77        0.79
Cash distributions per Unit from
  operations                                 1.06         1.16        0.96         0.96        1.07
Distributable Cash from Sales,
  Financings or Repayments               5,478,869   3,315,418            -           -            -
Cash distribution per Unit from
  Sales, Financings or Repayments            1.95         1.18        -            -           0.56
Cash and cash equivalents at
  December 31                            3,393,737   8,669,990    3,520,394   2,561,288    3,742,273
Total assets at December 31             28,321,090  38,131,131   39,349,380  39,413,410   40,559,574

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                          Years Ended December 31,
                                           1997        1996         1995       1994          1993
                                           ----        ----         ----       ----          ----
  General Partner                          $18,045     $14,571      $25,150     $20,256      $20,728
  John Hancock Limited Partner                   -    (70,487)            -           -            -
  Investors                              1,786,487   1,513,010    2,489,874   2,005,392    2,052,064
                                        ----------  ----------   ----------  ----------   ----------
     Total                              $1,804,532  $1,457,094   $2,515,024  $2,025,648   $2,072,792
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1997, 1996, 1995, 1994 and 1993. The ordinary tax income per Unit as presented for 1997, 1996, 1995, 1994 and 1993 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

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

Impact of Year 2000
-------------------
The General Partner and John Hancock Mutual Life Insurance Company, the General Partner's ultimate parent (together, John Hancock) along with the Partnership, have developed a plan to modify or replace significant portions of the Partnership's computer information and automated technologies so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Partnership presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for its computer systems. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Partnership.

John Hancock as early as 1994 had begun assessing, modifying and converting the software related to its significant systems and has initiated formal communications with its significant business partners and customers to determine the extent to which John Hancock's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While John Hancock is developing alternative third party processing arrangements as it deems appropriate, there is no guarantee that the systems of other companies on which the Partnership's systems rely will be converted timely or will not have an adverse effect on the Partnership's systems.

The Partnership expects the project to be substantially complete by early 1999. This completion target was derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee that this completion target will be achieved.

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, repayment of mortgage loans, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-looking Statements (continued)
--------------------------
Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 1997, the Partnership had $3,393,737 in cash and cash equivalents and $100,987 in restricted cash. The Partnership's cash and cash equivalents decreased by $5,276,253 from December 31, 1996 primarily due to the distribution on February 14, 1997 of the net sales proceeds from the earlier sale of the Fulton Business Park property and the repayment of the General Camera Corporation's ("GCC") mortgage loan.

The Partnership has a working capital reserve with a current balance of approximately 6% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During 1997, cash in the aggregate amount of $38,799 was used for the payment of leasing costs incurred at the Park Square Shopping Center property. The General Partner anticipates that the Partnership will incur an aggregate of approximately $154,000 in leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during 1998. The current balance in the working capital reserve should be sufficient to pay such leasing costs.

During 1997, approximately $1,100 of cash generated from the Partnership's operations was used to fund non-recurring repair and maintenance expenses incurred at the Park Square Shopping Center property. The General Partner anticipates that the Partnership will incur non-recurring repair and maintenance expenses in the aggregate amount of approximately $96,000 at the Miami International Distribution Center and Park Square Shopping Center properties during 1998. These additional expenses should be able to be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $239,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $143,000 relates to the Partnership's own defense and approximately $96,000 relates to the indemnification of the General Partner and its Affiliates for their defense. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations.
Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

Cash in the amount of $11,579,787 was distributed to the Partners during 1997. Of this amount $2,785,500 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with Partnership Agreement and were allocated as follows:

                                                   From Distributable
                            From Distributable      Cash From Sales
                                Cash From            Financings, or
                                Operations             Repayments
                                ----------             ----------
Investors                       $2,757,645           $8,142,858
John Hancock Limited Partner             -              651,429
General Partner                     27,855                    -
                                ----------           ----------
     Total                      $2,785,500           $8,794,287
                                ==========           ==========

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The amount distributed to the Investors from Distributable Cash from Operations during 1997 represents a 6% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions from Distributable Cash from Operations in 1998 comparable to those made during 1997.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during 1997 and scheduled leasing activity for each investment during 1998:

                     Miami International    Park Square     Quince Orchard
                      Distribution Ctr.    Shopping Ctr.    Corporate Ctr.
                      -----------------    -------------    -------------
Square Footage               215,019          137,108           99,782

Occupancy January 1, 1997      87%              84%              100%
                               ===              ===              ===
New Leases                      0%               5%               0%
Lease Renewals                  0%               1%               0%
Leases Expired                  0%               1%               0%
Occupancy December 31, 1997    87%              88%              100%
                               ===              ===              ====
Leases Scheduled to Expire
  During 1998                   0%              18%               0%
                               ===              ===              ====
Leases Scheduled to Commence
  During 1998                   0%               0%               0%
                               ===              ===              ====

A former tenant at the Miami International Distribution Center that had occupied approximately 70,000 square feet, or 33% of the property, had been delinquent in rental payments and expense reimbursements since July 1993 and vacated the property in September 1993. The former tenant's lease obligations expired in December 1994. The General Partner brought an action against the former tenant to obtain full collection of all delinquent amounts and other amounts due under the lease agreement in the aggregate amount of approximately $550,000. During January 1997, the Partnership reached a settlement agreement with the former tenant whereby the Partnership agreed to dismiss the action and cancel its lease in exchange for the sum of $114,000. Of the settlement amount, the former tenant i) received a $24,143 credit against the settlement amount, which credit represents the former tenant's security deposit held by the Partnership, ii) was required to make a one-time payment of $50,000 to the Partnership, and
iii) is required to make monthly payments in the amount of $2,000 through October 1998 until the sum of $39,857 is paid to the Partnership. As of the date hereof, the former tenant is current with its required payments.

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

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing vacancy rates as the development of new retail space continues. This condition has made it increasingly difficult for property owners to secure new tenants for their locations. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1998 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

205 Newbury Associates remained current on its minimum required debt service payments as of December 31, 1997 and as of the date hereof. The outstanding principal balance of this loan, in the amount of $1,700,000, is due April 1, 1998. The General Partner understands that 205 Newbury Associates has received a mortgage commitment and believes that the outstanding principal balance of the loan and all accrued but unpaid interest will be paid on April 1, 1998. However, should there be an unfavorable change in the financial status of the borrower, there could be a materially adverse effect on the carrying value of the mortgage loan.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the third quarter of 1997, the General Partner had the property securing the Partnership's mortgage loan to 205 Newbury Associates independently appraised. Based upon the appraiser's investigation and analysis, the building's market value was estimated to be approximately $1,800,000. The $1,700,000 principal balance of the mortgage loan was evaluated in comparison to the independent appraisal. Based upon such evaluation, the General Partner determined that it is likely that the property will generate sufficient cash flow to enable the borrower to pay the minimum required monthly debt service payments and that the residual value of the property should enable the borrower to repay the principal balance of the loan upon maturity. Accordingly, no impairment in value existed and a write-down in value was not required.

During the third quarter of 1997, the General Partner had the Quince Orchard Corporate Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $14,600,000 and the value of the Partnership's investment in the Affiliated Joint Venture was estimated to be approximately $7,125,000. The carrying value of the Partnership's Affiliated Joint Venture investment of approximately $7,285,000 was evaluated in comparison to the property's estimated future undiscounted cash flows and the independent appraisal. Based on such evaluation, the General Partner determined that the Partnership's share of the property's estimated future undiscounted cash flows are expected to exceed its carrying value and, therefore, a write-down in value was not required. The Partnership's cumulative investment in the Affiliated Joint Venture is approximately $8,697,000.

The General Partner evaluated the carrying value of each of the Partnership's other properties as of December 31, 1997 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether any impairment in values existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's investments.

Results of Operations
---------------------
Average occupancy for the Partnership's equity real estate investments was as follows:
                                                  Years Ended December 31,
                                                 1997      1996      1995
                                                 ----      ----      ----
  Park Square Shopping Center                     87%       85%       85%
  Miami International Distribution Center         87%       87%       87%
  Quince Orchard Corporate Center
    (Affiliated Joint Venture)                    100%      100%      100%
  Fulton Business Park                            N/A       N/A       87%

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------

1997 compared with 1996
Net income for the year ended December 31, 1997 was $1,868,724, as compared to net income of $1,602,127 in 1996. Included in the results for 1996 are non-recurring losses and write-offs in the aggregate amount of $683,744 which resulted from the sale of the Fulton Business Park property in December 1996. In addition, included in the results for 1996 is approximately $617,000 of income from the operations of the Fulton Business Park and interest from the GCC mortgage loan, which was repaid in full in January 1997. Excluding these amounts, the Partnership's net income increased by 12% during 1997 as compared to 1996 primarily due to an increase in net income earned at the Park Square Shopping Center and the collection of past due rents from two former tenants at the Miami International Distribution Center.

Rental income for the year ended December 31, 1997 decreased by $345,376, or 14%, as compared to in 1996. This decrease is primarily due to the sale of the Fulton Business Park. Excluding the rental income generated by the Fulton Business Park, rental income increased slightly between periods. Rental income increased by 8% at the Miami International Distribution Center primarily due to the collection of past due rent from two former tenants at the property. Rental income at the Park Square property was consistent between periods.

Interest income for the year ended December 31, 1997 decreased by $481,854, or 55%, as compared to 1996. This decrease was primarily due to a decline in the interest earned on the GCC mortgage loan due to its repayment on January 9, 1997.

Depreciation expense for the year ended December 31, 1997 decreased by $141,073, or 23%, as compared to 1996 due to the sale of the Fulton Business Park.

The Partnership's share of property operating expenses for the year ended December 31, 1997 decreased by $305,978, or 47%, as compared to 1996. Included in the Partnership's share of property operating expenses for 1996 was approximately $172,000 relating to the operations of the Fulton Business Park, which included a $122,403 write-off of unamortized leasing costs resulting from its sale. Excluding the Partnership's share of property operating expenses relating to the Fulton Business Park, property operating expenses decreased by 28% between periods due to decreases in the Partnership's share of such expenses at the Miami International Distribution Center and Park Square Shopping Center properties.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The Partnership's share of property operating expenses at the Miami International Distribution Center decreased by 27% during 1997 as compared to 1996 primarily due to a decrease in legal costs related to the collection of past due rent from two former tenants at the property. In addition, approximately $10,000 of non-recurring repairs was incurred at the property during 1996.

The Partnership's share of property operating expenses at the Park Square Shopping Center property decreased by 31% during 1997 as compared to 1996. Approximately $1,000 and $37,000 of non-recurring maintenance and repair expenses were incurred at the property during 1997 and 1996, respectively. Excluding these amounts, the Partnership's share of property operating expenses decreased by 18% primarily due to lower real estate taxes. Real estate taxes decreased between periods primarily due to a successful appeal of the property's assessed value which resulted in a refund of prior year's taxes as well as a reduction in current year's taxes. This decrease was partially offset by an increase in snow removal costs and certain non-recurring repairs incurred at the property during 1997.

General and administrative expenses for the year ended December 31, 1997 decreased by $28,673, or 8%, as compared to 1996 primarily due to a decrease in the time required of the General Partner in managing the activities of the Partnership resulting from the sale of the Fulton Business Park and the repayment of the GCC mortgage loan. In addition, the Partnership's share of legal expenses relating to the class action complaint decreased slightly between years.

Amortization of deferred expenses for the year ended December 31, 1997 decreased by $54,458, or 19%, as compared to the same period in 1996. This decrease is primarily due to the sale of the Fulton Business Park and the repayment of the GCC mortgage loan and the absence of amortization of their related deferred expenses. This decrease was partially offset by an increase in amortization of additional deferred expenses relating to leasing costs incurred at the Park Square Shopping Center property during 1997 and 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
1996 compared with 1995

Net income for the year ended December 31, 1996 was $1,602,127, as compared to net income of $2,414,024 in 1995. Included in the results for 1996 were non-recurring losses and write-offs in the aggregate amount of $683,744 which resulted from the sale of the Fulton Business Park property in December 1996. Excluding these amounts, the Partnership's net income decreased by 5% during 1996 as compared to 1995. This decrease is primarily due to a decline in the net income generated by the Park Square Shopping Center, a decline in the amount of income allocated to the Partnership from its joint venture investment and an increase in general and administrative expenses. The impact of these declines was partially offset by increases in the performance of the Miami International Distribution Center and Fulton Business Park properties.

The Partnership's allocation of income from the Affiliated Joint Venture for the year ended December 31, 1996 decreased by $53,210, or 7%, as compared to 1995. This decrease was due to the manner in which the partnership agreement of QOCC-1 Associates allocates income to its partners (see the third paragraph of Item 8 , Note 7 of this Report ).

The Partnership's share of property operating expenses for the year ended December 31, 1996 increased by $115,312, or 21%, as compared to the same period in 1995. Included in the amount for 1996 was a $122,403 write-off of unamortized lease acquisition costs resulting from the sale of the Fulton Business Park. Excluding this amount, the Partnership's share of property operating expenses was consistent between years, which resulted from a decrease in the Partnership's share of property operating expenses at the Miami International Distribution Center and Fulton Business Park being offset by an increase in the Partnership's share of property operating expenses at the Park Square Shopping Center.

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
The Partnership's share of property operating expenses at the Park Square Shopping Center increased by 50% during 1996 as compared to 1995. The property incurred approximately $37,000 of non-recurring maintenance and repair expenses during 1996. Excluding this amount, the Partnership's share of property operating expenses increased by 25% between periods.
This increase was primarily due to an error in the calculation of the anchor tenant's share of expense reimbursements. Over the past several years, the Partnership had over billed this tenant for its share of operating expenses incurred at the property. Accordingly, an adjustment to this tenant's share of property operating expenses, retroactive to 1991, was made during 1996.

General and administrative expenses for the year ended December 31, 1996 increased by $143,843, or 62%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint filed against the Partnership during February 1996. (For further information regarding the class action complaint, see Part I, Item 3-Legal Proceedings). Excluding this amount, general and administrative expenses increased by 8% between periods primarily due to an increase in the time required to be expended by the General Partner in connection with actions taken to sell the Fulton Business Park.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1998.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1997        1996         1995       1994          1993
                                           ----        ----         ----       ----          ----
Net cash provided by operating
 activities (a)                         $2,796,972  $3,560,858   $3,361,696  $2,224,822   $3,695,258
Net change in operating assets and
 liabilities (a)                            60,393   (112,004)      (7,724)     645,878    (724,719)
                                        ----------   ---------   ----------  ----------   ----------
Net cash provided by operations (a)      2,857,365   3,448,854    3,353,972   2,870,700    2,970,539
Increase in working capital reserves     (176,978)   (400,571)    (831,254)   (347,986)    (316,431)
                                        ----------   ---------   ----------  ----------   ----------
Cash from operations (b)                 2,680,387   3,048,283    2,522,718   2,522,714    2,654,108
Decrease in working capital reserves             -           -            -           -            -
                                        ----------   ---------   ----------  ----------   ----------
Distributable cash from operations (b)  $2,680,387  $3,048,283   $2,522,718  $2,522,714   $2,654,108
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner              $26,804     $30,483      $25,228     $25,224      $26,541
Allocation to Investors                  2,653,583   3,017,800    2,497,490   2,497,490    2,627,567
Allocation to John Hancock Limited
 Partner                                         -           -            -           -            -
                                        ----------   ---------   ----------  ----------   ----------
                                        $2,680,387  $3,048,283   $2,522,718  $2,522,714   $2,654,108
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

On February 14, 1998, the Partnership made a cash distribution in the aggregate amount of $656,958 to the General Partner and the Investors. The distribution was based on Distributable Cash from Operations for the year ended December 31, 1997, less amounts previously distributed. These amounts were distributed in accordance with the Partnership Agreement and represented a 6% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will be able to make cash distributions with respect to Distributable Cash from Operations during 1998 comparable to those made during 1997.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant as of and for the year ended December 31, 1997 are also supplied.

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

         Name                        Title                             Age
         ----                        -----                             ----
  William M. Fitzgerald       President and Director                     54
  Malcolm G. Pittman, III     Director                                   46
  Susan M. Shephard           Director                                   45
  Richard E. Frank            Treasurer (Chief Accounting Officer)       36

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

         Name                        Title                             Age
         ----                        -----                             ---

  Edward P. Dowd              Senior Vice President of                  55
                              John Hancock's Real Estate
                              Investment Group

  Kevin McGuire               Vice President of John Hancock's          51
                              Real Estate Investment Group,
                              President of John Hancock Realty
                              Services Corp. and subsidiaries

  Stephen Kindl               Senior Investment Officer of              40
                              John Hancock's Real Estate
                              Investment Group, Assistant Vice
                              President of John Hancock Realty
                              Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 54) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1998. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman III (age 46) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1998. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 45) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1998. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 36) joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 55) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 51) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 40) joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)  Involvement in certain legal proceedings
None

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1997 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1997 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1997.

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


Item 13 - Certain Relationships and Related Transactions

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 1997, 1996 and 1995.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for Partnership properties. In such circumstances, the Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 1997, 1996 and 1995.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1997, 1996 and 1995.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $205,824, $160,863 and $135,632 of such expenses during the years ended December 31, 1997, 1996 and 1995, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 1997, 1996 and 1995.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $26,804, $30,483 and $25,228 for the years ended December 31, 1997, 1996 and 1995, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 1997, 1996 and 1995.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales, Financings or Repayments was $405,842, $245,587 and $0 during the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 1997, 1996 and 1995.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $18,045, $14,571 and $25,150 during the years ended December 31, 1997, 1996 and 1995, respectively. The John Hancock Limited Partner's share of such Profits and Losses were losses of $0, $70,487, and $0 during the years ended December 31, 1997, 1996, and 1995, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1997:

                                                           Years Ended December 31,
                                                      1997          1996           1995
                                                      ----          ----           ----
Reimbursement for Operating
 Expenses                                           $205,824       $160,863       $135,632
General Partner Share of Distributable
 Cash from Operations                                 26,804         30,483         25,228
John Hancock Limited Partner's share of
 Cash from Sales, Financings or Repayments           405,842        245,587              -
General Partner Share of Profits/
 (Losses) for tax purposes                            18,045         14,571         25,150

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

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $54,092, $41,475 and $0, relating to the class action complaint in the years ended December 31, 1997, 1996 and 1995.

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

(b)    No reports on Form 8-K were filed during the quarter ended December
       31, 1997.

(c)    Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-51.


+Filed herewith
*Incorporated by reference

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                           JOHN HANCOCK REALTY INCOME FUND-II
                           LIMITED PARTNERSHIP

                           By:  John Hancock Realty Equities, Inc.
                                General Partner

                                By:  WILLIAM M. FITZGERALD
                                     --------------------------------
                                     William M. Fitzgerald, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.

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



                       YEAR ENDED DECEMBER 31, 1997



          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                     (ITEMS 8 AND 14(a) (1) AND (2))

(1)  (a)    Financial Statements of the Registrant                   Page
       Report of Independent Auditors                                   F-3
       Balance Sheets at December 31, 1997 and 1996                     F-4
       Statements of Operations for the Years Ended
       December 31, 1997, 1996 and 1995                                 F-5
       Statements of Partners' Equity for the Years Ended
       December 31, 1997, 1996 and 1995                                 F-6
       Statements of Cash Flows for the Years Ended
       December 31, 1997, 1996 and 1995                                 F-7
       Notes to Financial Statements                                    F-8

     (b)    Financial Statements of the Investee
       Report of Independent Auditors                                  F-23
       Balance Sheet at December 31, 1997                              F-24
       Statement of Operations for the Year
         Ended December 31, 1997                                       F-25
       Statement of Partners' Equity for the
         Year Ended December 31, 1997                                  F-26
       Statement of Cash Flows for the Year
         Ended December 31, 1997                                       F-27
       Notes to Financial Statements                                   F-28

       Report of Independent Auditors                                  F-33
       Balance Sheet at December 31, 1996                              F-34
       Statement of Operations for the Year
         Ended December 31, 1996                                       F-35
       Statement of Partners' Equity for the
         Year Ended December 31, 1996                                  F-36
       Statement of Cash Flows for the Year
         Ended December 31, 1996                                       F-37
       Notes to Financial Statements                                   F-38

       Report of Independent Auditors                                  F-43
       Balance Sheet at December 31, 1995                              F-44
       Statement of Operations for the Year
         Ended December 31, 1995                                       F-45
       Statement of Partners' Equity for the
         Year Ended December 31, 1995                                  F-46
       Statement of Cash Flows for the Year
         Ended December 31, 1995                                       F-47
       Notes to Financial Statements                                   F-48

(2)  Financial Statement Schedules
     Schedule III:   Real Estate and Accumulated Depreciation         F-51
     Schedule IV:    Mortgage Loans on Real Estate                    F-54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                           ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                                 1997           1996
                                                 ----           ----

Cash and cash equivalents                    $3,393,737     $8,669,990
Restricted cash                                 100,987        111,612
Other assets                                     84,802        112,762

Deferred expenses, net of accumulated
 amortization of $1,181,419 in 1997
 and $1,086,688 in 1996                         847,637      1,034,045

Real estate loans                             1,700,000      5,245,361

Investment in joint venture                   7,284,761      7,574,268

Investment in property:

 Land                                         5,040,000      5,040,000
 Buildings and improvements                  14,218,208     14,218,208
                                            -----------    -----------
                                             19,258,208     19,258,208
 Less:   accumulated depreciation             4,349,042      3,875,115
                                            -----------    -----------
                                             14,909,166     15,383,093
                                            -----------    -----------
   Total assets                             $28,321,090    $38,131,131
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses          $146,933       $282,825
Accounts payable to affiliates                  125,905         88,991
                                            -----------    -----------
   Total liabilities                            272,838        371,816

Partners' equity/(deficit):

 General Partner's deficit                    (175,225)      (166,057)
 Limited Partners' equity                    28,223,477     37,925,372
                                            -----------    -----------
   Total partners' equity                    28,048,252     37,759,315
                                            -----------    -----------
   Total liabilities and partners'
     equity                                 $28,321,090    $38,131,131
                                            ===========    ===========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1997         1996        1995
                                            ----         ----        ----

Income:

  Rental income                         $2,160,549  $2,505,925   $2,447,532
  Income from joint venture                704,292     701,988      755,198
  Interest income                          395,621     877,475      879,508
                                        ----------  ----------   ----------
     Total income                        3,260,462   4,085,388    4,082,238

Expenses:

  Depreciation                             473,927     615,000      627,886
  Property operating expenses              345,947     651,925      536,613
  General and administrative
    expenses                               346,657     375,330      231,487
  Amortization of deferred expenses        225,207     279,665      272,228
  Loss on sale of property                       -     561,341            -
                                        ----------  ----------   ----------
     Total expenses                      1,391,738   2,483,261    1,668,214
                                        ----------  ----------   ----------
     Net income                         $1,868,724  $1,602,127   $2,414,024
                                        ==========  ==========   ==========

Allocation of net income:
  General Partner                          $18,687     $16,021      $24,140
  John Hancock Limited Partner                   -    (41,165)            -
  Investors                              1,850,037   1,627,271    2,389,884
                                        ----------  ----------   ----------
                                        $1,868,724  $1,602,127   $2,414,024
                                        ==========  ==========   ==========

     Net income per Unit                    $0.71        $0.63       $0.92
                                        ==========  ==========   ==========













                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1996, 1995 and 1994

                                                         General      Limited
                                                         Partner      Partners        Total
                                                         -------      --------        -----
Partners' equity/(deficit) at January 1, 1995
    (2,601,552 Units outstanding)                      ($151,822)    $39,334,595    $39,182,773

Less:   Cash Distributions                               (25,228)    (2,497,490)    (2,522,718)

Add:    Net Income                                         24,140      2,389,884      2,414,024
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
    (2,601,552 Units outstanding)                       (152,910)     39,226,989     39,074,079

Less:   Cash Distributions                               (29,168)    (2,887,723)    (2,916,891)

Add:    Net Income                                         16,021      1,586,106      1,602,127
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1996
   (2,601,552 Units outstanding)                        (166,057)     37,925,372     37,759,315

Less:  Cash Distributions                                (27,855)   (11,551,932)   (11,579,787)

Add:   Net Income                                          18,687      1,850,037      1,868,724
                                                        ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1997
   (2,601,552 Units outstanding)                       ($175,225)    $28,223,477    $28,048,252
                                                        =========    ===========    ===========















                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                               1997           1996           1995
                                                               ----           ----           ----
Operating activities:
 Net income                                                 $1,868,724     $1,602,127     $2,414,024
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                                473,927        615,000        627,886
   Amortization of deferred expenses                           225,207        279,665        272,228
   Loss on sale of property                                          -        561,341              -
   Write-off of unamortized leasing costs
     due to sale                                                     -        122,403              -
   Cash distributions over/(under) equity
     in income from joint venture                              289,507        268,318         39,834
                                                            ----------     ----------     ----------
                                                             2,857,365      3,448,854      3,353,972
 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                       10,625         20,655       (21,496)
   Decrease/(increase) in other assets                          27,960        (5,166)       (15,444)
   (Decrease)/increase in accounts payable
     and accrued expenses                                    (135,892)         43,259         39,142
   Increase in accounts payable to
     affiliates                                                 36,914         53,256          5,522
                                                            ----------     ----------     ----------
      Net cash provided by operating activities              2,796,972      3,560,858      3,361,696

Investing activities:
 Principal payments on real estate loans                     3,545,361      1,311,798        317,380
 Proceeds from sale of property                                      -      3,313,190              -
 Increase in deferred expenses and other assets               (38,799)      (119,359)      (197,252)
                                                            ----------     ----------     ----------
      Net cash provided by investing
        activities                                           3,506,562      4,505,629        120,128

Financing activities:
 Cash distributed to Partners                             (11,579,787)    (2,916,891)    (2,522,718)
                                                            ----------     ----------     ----------
      Net cash used in financing activities               (11,579,787)    (2,916,891)    (2,522,718)
                                                            ----------     ----------     ----------
      Net increase/(decrease) in cash
        and cash equivalents                               (5,276,253)      5,149,596        959,106
      Cash and cash equivalents at beginning
        of year                                              8,669,990      3,520,394      2,561,288
                                                            ----------     ----------     ----------
      Cash and cash equivalents at end
        of year                                             $3,393,737     $8,669,990     $3,520,394
                                                            ==========     ==========     ==========

                    See Notes to Financial Statements

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,507 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     The Partnership measures impairment in value in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

4. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three years ended December 31, 1997, 1996 and 1995 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $205,824, $160,863 and $135,632, respectively. These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 10. Accordingly, during the three years ended December 31, 1997, 1996 and 1995 the Partnership incurred $54,092, $41,475 and $0, respectively, which amounts are included in the Statements of Operations, and represent the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

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
                                              ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

5. Investment in Property (continued)
   ----------------------
     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions. These assumptions involve, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. Amounts ultimately realized from each property may vary significantly from the values presented and the differences could be material. Actual market values of real estate can be determined only by negotiation between the parties in a sales transaction.

     The Partnership leases its properties to non-affiliated tenants primarily under long-term operating leases.

     At December 31, 1997, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                           1998           $1,953,224
                           1999            1,753,061
                           2000            1,282,442
                           2001            1,092,147
                           2002              779,764
                           Thereafter      3,045,524
                                          ----------
                                          $9,906,162
                                          ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

6. Real Estate Loans
   -----------------
     On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is required to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance due on April 1, 1998. In addition to these amounts, the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date. Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. During the years ended December 31, 1997 and 1996, the Partnership received contingent interest payments, the sum of which were not material. Based upon an external appraisal of the property, the General Partner does not believe that the Net Appreciated Value of the property will be sufficient to provide the Partnership with any additional amounts from the mortgage loan upon its maturity.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

6. Real Estate Loans (continued)
   -----------------
     During the second quarter of 1996, GCC requested a three month extension of time in which to satisfy the loan while it continued to pursue alternate financing. The General Partner granted GCC this extension in consideration of GCC making an additional one-time payment of $250,000 to reduce the outstanding principal balance of the loan. In addition, GCC was required to make monthly loan payments of $85,416 from July 1, 1996 through September 1, 1996. On July 1, 1996, GCC made the $250,000 payment as required by the extension agreement. During August 1996, GCC made an additional payment of $125,000 to further reduce the outstanding principal balance of the loan. The entire unamortized principal balance and all accrued but unpaid interest came due on October 1, 1996.

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

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

7. Investment in Joint Venture (continued)
   ---------------------------
     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related
     land and improvements located in Gaithersburg, Maryland.   During the
     years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

     Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1997 and 1996, the partners received returns on invested capital of approximately 12%.

     Summarized financial information for QOCC-1 Associates is as follows:

                                                    Financial Position at
                                                         December 31,
                                                      1997           1996
                                                      ----           ----
      Current assets                                $148,840       $152,573
      Deferred expenses, net                       1,530,759      1,835,645
      Other assets                                 1,544,230      1,724,493
      Investment in property, net                 11,951,074     12,304,945
                                                 -----------    -----------
        Total assets                             $15,174,903    $16,017,656
                                                 ===========    ===========

      Current liabilities                           $251,928       $476,658
      Partners' equity                            14,922,975     15,540,998
                                                 -----------    -----------
        Total liabilities and equity             $15,174,903    $16,017,656
                                                 ===========    ===========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)
                NOTES TO FINANCIAL STATEMENTS (Continued)

7. Investment in Joint Venture (continued)
   ---------------------------
                                             Results of Operations
                                            Years Ended December 31,
                                         1997         1996          1995
                                         ----         ----          ----
      Total income                   $2,761,035    $2,754,712    $2,719,151
      Total expenses                  1,212,058     1,220,531     1,180,460
                                     ----------    ----------    ----------
        Net income                   $1,548,977    $1,534,181    $1,538,691
                                     ==========    ==========    ==========

     The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $14,634,651 and $15,213,661 at December 31, 1997 and 1996,
     respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,408,588, $1,403,992 and $1,510,397 for the years ended December 31, 1997, 1996 and 1995, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

8. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                            Unamortized Balance at December 31,
          Description                                               1997            1996
          -----------                                               ----            ----
      $35,072 acquisition fee for 205 Newbury St.
      loan.  This amount is amortized
      over the term of the loan.                                       $948         $4,739

      $152,880 acquisition fee for investment in
      the Affiliated Joint Venture.  This amount
      is amortized over a period of 31.5 years.                     109,402        114,256

      $1,203,097 acquisition fees paid to the
      General Partner.   Prior to June 30, 1993, this
      amount was amortized over a period of 30 years.
      Subsequent to June 30, 1993, the unamortized
      balance is amortized over a period of 8.5 years.              485,015        606,269

      $146,277 of tenant improvements.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                          33,788         46,828

      $491,730 of lease commissions.  These amounts
      are amortized over the terms of the leases
      to which they relate.                                         218,484        261,953
                                                                   --------     ----------
                                                                   $847,637     $1,034,045
                                                                   ========     ==========

          JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

9. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                               1997           1996           1995
                                                               ----           ----           ----
     Net income per Statements of Operations                $1,868,724     $1,602,127     $2,414,024


     Add/(deduct):    Excess of tax loss over book
                        loss on disposition of assets                -      (399,844)              -
                      Excess of book depreciation
                        over tax depreciation                   76,564        106,526        105,505
                      Excess of book amortization
                        over tax amortization                   78,124         96,007         73,609
                      Other income and expense               (218,880)         52,278       (78,114)
                                                            ----------     ----------     ----------
     Net income for federal income tax purposes             $1,804,532     $1,457,094     $2,515,024
                                                            ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                               1997           1996           1995
                                                               ----           ----           ----
     Aggregate cost, book purposes                         $19,258,208    $19,258,208    $24,396,994
     Add/(deduct):    Costs capitalized for federal income
                        tax purposes, cumulative               134,117        132,971         47,659
                      Tax cost adjustment subsequent
                        to selling period, cumulative        (133,813)      (133,813)      (133,813)
                                                            ----------     ----------     ----------
     Aggregate cost, federal income tax purposes           $19,258,512    $19,257,366    $24,310,840
                                                            ==========     ==========     ==========

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

     The Partnership has incurred approximately $239,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $143,000 relates to the Partnership's own defense and approximately $96,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

     At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early to estimate potential damages, they could possibly be material.

11.  Subsequent Events
     -----------------
     On February 14, 1998, the Partnership made a cash distribution of $650,388 representing a 6% annualized return to the Investors of record at December 31, 1997, based on Distributable Cash from Operations for the quarter then ended.

                       FINANCIAL STATEMENTS AND
                     INDEPENDENT AUDITORS' REPORT

                          QOCC-1 ASSOCIATES

                          DECEMBER 31, 1997

                             QOCC-1 ASSOCIATES

                             TABLE OF CONTENTS

                                                             PAGE


INDEPENDENT AUDITORS' REPORT                                 F-23


FINANCIAL STATEMENTS


     BALANCE SHEET                                           F-24


     STATEMENT OF INCOME                                     F-25


     STATEMENT OF PARTNERS' EQUITY                           F-26


     STATEMENT OF CASH FLOWS                                 F-27


     NOTES TO FINANCIAL STATEMENTS                           F-28

                  INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

     We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1997, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                  REZNICK FEDDER & SILVERMAN



Bethesda, Maryland
January 8, 1998

                       QOCC-1 Associates
                         BALANCE SHEET
                       December 31, 1997

                             ASSETS

RENTAL PROPERTY
Land                                                  $     3,670,000
Land improvements                                              35,425
Building                                                   11,461,343
Building improvements                                          79,896
                                                          -----------
                                                           15,246,664
Less accumulated depreciation                               3,295,590
                                                          -----------
                                                           11,951,074
OTHER ASSETS
Cash and cash equivalents                                     280,798
Prepaid taxes and insurance                                    99,999
Prepaid leasing commissions                                   215,803
Deferred rent concessions                                   1,312,273
Leasing costs, less accumulated amortization of             1,314,956
$837,831
                                                         ------------
                                                            3,223,829
                                                         ------------
                                                      $    15,174,903
                                                         ============
                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                 $        19,971
Security deposit                                              231,957
                                                          -----------
                                                              251,928

COMMITMENT                                                          -

PARTNERS' EQUITY                                           14,922,975
                                                         ------------
                                                      $    15,174,903
                                                         ============










                    See notes to financial statements

                       QOCC-1 Associates
                      STATEMENT OF INCOME
                  Year ended December 31, 1997

Revenue
Rental income - base                                   $  2,691,797
Rental income - reimbursements                               67,665
Interest income                                               1,573
                                                         -----------
Total revenue                                             2,761,035

Expenses
Accounting                                 $     8,250
Miscellaneous                                    2,637
Commissions                                     86,320
Depreciation and amortization                  589,198
Insurance                                        5,772
Management fees                                 51,691
Personnel services                              73,941
Repairs and maintenance                        188,130
Supplies                                         2,137
Taxes                                          197,519
Utilities                                        6,463
                                              ---------
Total expenses                                            1,212,058
                                                         -----------
NET INCOME                                             $  1,548,977
                                                         ===========






















                    See notes to financial statements

                       QOCC-1 Associates

                    STATEMENT OF PARTNERS' EQUITY

                    Year ended December 31, 1997







                         Equity at       Net      Distributions    Equity at
                          January      income                       December
                          1, 1997                                   31, 1997

JH Quince Orchard       $15,213,661 $  1,408,588 $   (1,987,598) $  14,634,651
Partners

Quad Properties, Inc.       327,337      140,389       (179,402)       288,324
                         ----------   -----------    ------------    ----------

                        $15,540,998 $  1,548,977 $   (2,167,000) $  14,922,975
                         ==========   ==========    ============    ==========




























                    See notes to financial statements

                        QOCC-1 Associates

                     STATEMENT OF CASH FLOWS

                  Year ended December 31, 1997

Cash flows from operating activities
Net income                                            $   1,548,977
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                               589,198
Increase in prepaid taxes and insurance                     (3,904)
Decrease in accounts payable and accrued expenses           (9,599)
Decrease in prepaid leasing commissions                      86,319
Decrease in prepaid rent and security deposit             (215,131)
Increase in deferred rent concessions                      (34,868)
                                                         -----------
Net cash provided by operating activities                 1,960,992
                                                         -----------
Cash flows from investing activities
Investment in rental property                              (16,760)
                                                         -----------
Net cash used in investing activities                      (16,760)
                                                         ----------
Cash flows from financing activities
Distributions to partners                                (2,167,000)
                                                         -----------
Net cash used in financing activities                    (2,167,000)
                                                         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (222,768)

Cash and cash equivalents, beginning                        503,566
                                                         -----------
Cash and cash equivalents, end                        $     280,798
                                                         ===========















                    See notes to financial statements

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 99,782 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

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

  Rental Income
  -------------
  Rental income is recognized using the straight-line method over the term of the lease, which includes the rent concession period. The amount applicable to the rent concession is recorded as a deferred asset against which future collections are applied. Rental payments received in advance are deferred until earned. The lease between the partnership and the tenant of the property is an operating lease.

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997


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

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

  The partnership has leased the office building to a new tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term by notifying the landlord as outlined in the lease agreement. Rental income consists of fixed base rent plus a fixed annual increase and variable lease reimbursement escalation, calculated annually.

  Future minimum base rental payments due under the noncancelable operating lease are as follows:

        Year ending
       December 31,

    1998                $    2,723,352
    1999                     2,791,436
    2000                     2,861,222
    2001                     2,932,752
    2002                     3,006,071
    Thereafter               3,596,856
                           -----------
                        $   17,911,689
                           ===========

                             QOCC-1 Associates

                       NOTES TO FINANCIAL STATEMENTS

                             December 31, 1997


NOTE C - RELATED PARTY TRANSACTION

  During 1997, the partnership incurred charges of approximately $125,809 for management fees, personnel services and supplies provided by affiliates of one of the partners.

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

NOTE E - CONCENTRATION OF CREDIT RISK

  The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1997, the uninsured portion of the cash balances held at the banks was $131,957.

                         FINANCIAL STATEMENTS AND
                       INDEPENDENT AUDITORS' REPORT

                            QOCC-1 ASSOCIATES

                            DECEMBER 31, 1996

     QOCC-1

     TABLE OF CONTENTS

     PAGE


INDEPENDENT AUDITORS' REPORT                             F-33


FINANCIAL STATEMENTS


     BALANCE SHEET                                       F-34


     STATEMENT OF INCOME                                 F-35


     STATEMENT OF PARTNERS' EQUITY                       F-36


     STATEMENT OF CASH FLOWS                             F-37


     NOTES TO FINANCIAL STATEMENTS                       F-38

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
                                                      -----------

                                                      12,304,945
                                                      -----------
    OTHER ASSETS
    Cash and cash equivalents                            503,566
    Prepaid taxes and insurance                           96,095
    Prepaid leasing commissions                          302,122
    Deferred rent                                      1,277,405
    Leasing costs, less accumulated
    amortization
    of $619,264                                        1,533,523
                                                      -----------
                                                       3,712,711
                                                      -----------
                                                    $ 16,017,656
                                                      ===========
       LIABILITIES AND PARTNERS' EQUITY

    LIABILITIES
    Accounts payable and accrued                    $     29,570
    expenses
    Prepaid rent and security deposit                    447,088
                                                      -----------
                                                         476,658

    COMMITMENT                                                 -

    PARTNERS= EQUITY                                  15,540,998
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
                                                     =========












               See notes to financial statements

                       QOCC-1 Associates
                 STATEMENT OF PARTNERS' EQUITY
                  Year ended December 31, 1996


                          Equity at      Net       Distri-     Equity at
                           January     income      butions     December
                            1, 1996                            31, 1996
                           ---------    ---------      ---------     --------
    JH Quince Orchard   $ 15,750,296 $ 1,403,992 $ (1,940,627) $ 15,213,661
    Partners

    Quad Properties,        361,521    130,189     (164,373)     327,337
    Inc.
                           ---------   ---------    ---------    ---------
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

  Future   minimum  base  rental  payments  due  under  the   noncancelable
  operating lease are as follows:
            Year Ending
           December 31,                  Amount
           ------------               ----------
                         1997       $     2,656,929
                         1998             2,723,352
                         1999             2,791,436
                         2000             2,861,222
                         2001             2,932,752
                         Thereaf          6,602,927
                         ter
                                         ----------
                                    $    20,568,618
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

                            DECEMBER 31, 1995

                            QOCC-1 Associates

                            TABLE OF CONTENTS




                                                          PAGE


INDEPENDENT AUDITORS' REPORT                             F-43


FINANCIAL STATEMENTS:


     BALANCE SHEET                                       F-44


     STATEMENT OF INCOME                                 F-45


     STATEMENT OF PARTNERS' EQUITY                       F-46


     STATEMENT OF CASH FLOWS                             F-47


     NOTES TO FINANCIAL STATEMENTS                       F-48

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

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997

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
                           ====  ==========    ==========   ========     ========== =========== ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                    SCHEDULE III - (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997
                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Park Square
  Shopping Center
Brooklyn Park, MN                $3,298,962               1988      7/15/88         30 Years (2)
                                                                                     5 years (3)

Miami International
  Distribution Center
Miami, FL                         1,050,080               1977      7/31/89         30 Years (2)
                                 ----------                                          5 Years (3)


     Total                       $4,349,042
                                 ==========

1)   The Partnership's properties' aggregate cost for federal income tax purposes at December 31,
     1997 is as follows:

           Property                                           Amount
           --------                                          -------

       Park Square Shopping Center                         $12,798,217
       Miami International Distribution Center               6,460,295
                                                           -----------
                                                           $19,258,512
                                                           ===========

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

2)    Estimated useful life for buildings
3)    Estimated useful life for improvements

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                     SCHEDULE III - Continued

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997

4) Reconciliation of Real Estate and Accumulated Depreciation

                                                                   Years Ended December 31,
                                                             1997            1996           1995
                                                             ----            ----           ----
Investment in Real Estate

   Balance at beginning of year                            $19,258,208    $24,396,994    $24,396,994
   Dispositions                                   -        (5,138,786)              -
   Improvements                                                      -              -              -
                                                           -----------    -----------    -----------
                                                           $19,258,208    $19,258,208    $24,396,994
                                                           ===========    ===========    ===========
Accumulated Depreciation

   Balance at beginning of year                             $3,875,115     $4,524,369     $3,896,483
   Additions charged to costs and expenses                     473,927        615,000        627,886
   Dispositions                                                      -    (1,264,254)              -
                                                           -----------    -----------    -----------
   Balance at end of year                                   $4,349,042     $3,875,115     $4,524,369
                                                           ===========    ===========    ===========

                                     JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                                              (A Massachusetts Limited Partnership)

                                                           SCHEDULE IV

                                                  MORTGAGE LOANS ON REAL ESTATE
                                                   Year Ended December 31, 1997


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

                                                                             Principal Amount
                                                                             of Loans Subject
                                                                              To Delinquent
                                  Face Amount            Carrying Amount       Principal or
     Description                  of Mortgages           of Mortgages (1)        Interest
     -----------                  ------------           ----------------        --------
     Participating first         $1,700,000               $1,700,000                -
     mortgage on an office/      ==========               ==========                =
     retail property located
     in Boston, MA

      (1)  Aggregate cost for federal income tax purposes is the same as for Financial Statement purposes.

     INVESTMENT IN MORTGAGE LOANS

                                                                    Years Ended December 31,
                                                              1997           1996           1995
                                                              ----           ----           ----
     Balance at beginning of year                           $5,245,361     $6,557,159     $6,874,539
      New mortgage loans                                             -              -              -
      Collection of principal                                3,545,361      1,311,798        317,380
      Foreclosures                                                   -              -              -
                                                             ---------     ----------     ----------
     Balance at end of year                                 $1,700,000     $5,245,361     $6,557,159
                                                             =========      =========      =========