Form 10-Q
period 1998-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1998-05-15
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED             March 31, 1998
                               ------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  N/A
                               ------------------------------------------------

COMMISSION FILE NUMBER                        0-17664
                       --------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Massachusetts                                   04-2969061
-------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                     200 Clarendon Street, Boston, MA 02116
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (800) 722-5457
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:


                                       N/A
--------------------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                Yes [X]    No [ ]

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                      INDEX


PART I:   FINANCIAL INFORMATION                                            PAGE

          Item 1 - Financial Statements:

                   Balance Sheets at March 31, 1998 and
                   December 31, 1997                                          3

                   Statements of Operations for the Three
                   Months Ended March 31, 1998 and 1997                       4

                   Statements of Partners' Equity for the
                   Three Months Ended March 31, 1998 and
                   for the Year Ended December 31, 1997                       5

                   Statements of Cash Flows for the Three
                   Months Ended March 31, 1998 and 1997                       6

                   Notes to Financial Statements                           7-14

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          15-19


PART II:  OTHER INFORMATION                                                  20

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                       MARCH 31,        DECEMBER 31,
                                                         1998             1997
                                                      -----------       -----------

Cash and cash equivalents                             $ 3,600,248       $ 3,393,737
Restricted cash                                           100,987           100,987
Other assets                                              134,802            84,802

Deferred expenses, net of accumulated
     amortization of $1,236,761 in 1998 and
     $1,181,419 in 1997                                   792,295           847,637

Real estate loans                                       1,700,000         1,700,000

Investment in joint venture                             7,216,644         7,284,761

Investment in property:
     Land                                               5,040,000         5,040,000
     Buildings and improvements                        14,218,208        14,218,208
                                                      -----------       -----------
                                                       19,258,208        19,258,208
     Less: accumulated depreciation                     4,467,524         4,349,042
                                                      -----------       -----------
                                                       14,790,684        14,909,166
                                                      -----------       -----------

         Total assets                                 $28,335,660       $28,321,090
                                                      ===========       ===========


              LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                     325,683       $   146,933
Accounts payable to affiliates                            129,020           125,905
                                                      -----------       -----------
         Total liabilities                                454,703           272,838

Partners' equity/(deficit):
     General Partner's deficit                           (176,898)         (175,225)
     Limited Partners' equity                          28,057,855        28,223,477
                                                      -----------       -----------

         Total partners' equity                        27,880,957        28,048,252
                                                      -----------       -----------

         Total liabilities and partners' equity       $28,335,660       $28,321,090
                                                      ===========       ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                                1998          1997
                                              --------      --------

Income:

     Rental income                            $533,719      $541,374
     Income from joint venture                 191,122       188,537
     Interest income                            85,085       144,361
                                              --------      --------

         Total income                          809,926       874,272

Expenses:

     Depreciation                              118,482       118,482
     General and administrative expenses        55,763       112,063
     Property operating expenses                90,674        92,017
     Amortization of deferred expenses          55,342        54,560
                                              --------      --------

         Total expenses                        320,261       377,122
                                              --------      --------

         Net income                           $489,665      $497,150
                                              ========      ========

Allocation of net income:

     General Partner                          $  4,897      $  4,972
     John Hancock Limited Partner                   --            --
     Investors                                 484,768       492,178
                                              --------      --------
                                              $489,665      $497,150
                                              ========      ========

Net income per Unit                           $    .19      $   0.19
                                              ========      ========



















                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)


                      THREE MONTHS ENDED MARCH 31, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997



                                                      GENERAL          LIMITED
                                                      PARTNER          PARTNERS            TOTAL
                                                      -------          --------            -----

Partners' equity/(deficit) at January 1, 1997
    (2,601,552 Units outstanding)                    $(166,057)      $ 37,925,372       $37,759,315

Less: Cash distributions                               (27,855)       (11,551,932)       (1,868,724)

Add: Net income                                         18,687          1,850,032         1,848,724
                                                     ---------       ------------       -----------

Partner's equity/(deficit) at December 31, 1997       (175,225)        28,223,477        28,048,252
   (2,601,552 Units outstanding)

Less: Cash distributions                                (6,570)          (650,390)         (656,960)

Add: Net income                                          4,897            484,768           489,665
                                                     ---------       ------------       -----------

Partners' equity/(deficit) at March 31, 1998
   (2,601,552 Units outstanding)                      (176,898)        28,057,855        27,880,957
                                                     =========       ============       ===========




























                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                1998             1997
                                                             ----------       -----------

Operating activities:
  Net income                                                 $  489,665       $   497,150

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                              118,482           118,482
      Amortization of deferred expenses                          55,342            54,560
      Cash distributions over equity in
        income from joint venture                                68,117            55,339
                                                             ----------       -----------
                                                                731,606           725,531

  Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                         --            12,060
      Increase in other assets                                  (50,000)         (115,133)
      Increase in accounts payable and accrued expenses         178,750            88,054
      Increase in accounts payable to Affiliates                  3,115            34,235
                                                             ----------       -----------
        Net cash provided by operating activities               863,471           744,747

Investing activities:
  Principal payments on real estate loans                            --         3,545,361
  Increase in deferred expenses                                      --           (20,000)
                                                             ----------       -----------
        Net cash provided by investing activities                    --         3,525,361

Financing activities:
  Cash distributed to Partners                                 (656,960)       (9,556,357)
                                                             ----------       -----------

        Net cash used in financing activities                  (656,960)       (9,556,357)
                                                             ----------       -----------

        Net (decrease)/increase in cash and cash
           equivalents                                          206,511        (5,286,249)

        Cash and cash equivalents at beginning
           of year                                            3,393,737         8,669,990
                                                             ----------       -----------

        Cash and cash equivalents at end
           of period                                         $3,600,248       $ 3,383,741
                                                             ==========       ===========







                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION OF PARTNERSHIP

       John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,454 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

       Real estate loans are recorded at amortized cost unless the General Partner determines that in economic substance the loan represents an investment in property or joint venture. In such instances, these investments are accounted for using the equity method.

       Investments in property are recorded at cost less any property write-downs for impairment in value. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs and the cost of significant improvements.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three months ended March 31, 1998 and 1997 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $34,066 and $112,386, respectively. These expenses are included in expenses on the Statements of Operations.

       The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statements of Operations for the three months ended March 31, 1998 and 1997 are $3,462 and $31,579, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 1997, the Partnership has accrued a total of $99,029 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.   INVESTMENT IN PROPERTY

       Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                        March 31,      December 31,
                                                          1998            1997
                                                       -----------     -----------

       Park Square Shopping Center                     $12,886,230     $12,886,230
       Miami International Distribution Center           6,371,978       6,371,978
                                                       -----------     -----------
                                                       $19,258,208     $19,258,208
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

6.  REAL ESTATE LOANS

       On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower is obligated to pay: i) interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance of the loan due on April 1, 1998. In addition to these amounts the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date.

       Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. Since 1996, the Partnership has received contingent interest payments, the sum of which is not material.

       On April 1, 1998, the loan matured and the borrower repaid the entire outstanding principal balance of the loan. At that time, the Net Appreciated Value of the property was not sufficient to provide the Partnership with any additional amounts.

7.   INVESTMENT IN JOINT VENTURE

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

8.   DEFERRED EXPENSES

       Deferred expenses consist of the following:

                                                                  Unamortized       Unamortized
                                                                   Balance at        Balance at
                        Description                              March 31, 1998   December 31, 1997
                        -----------                              --------------   -----------------

           $35,072 acquisition fee for 205 Newbury St.
           loan. This amount is amortized
           over the term of the loan.                                $      0          $    948

           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture. This amount
           is amortized over a period of 31.5 years.                  108,189           109,402

           $1,203,097 acquisition fees paid to the
           General Partner. Prior to June 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to June 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.           454,702           485,015

           $146,277 of tenant improvements. These amounts
           are amortized over the terms of the leases
           to which they relate.                                       28,315            33,788

           $491,730 of lease commissions. These amounts
           are amortized over the terms of the leases
           to which they relate.                                      201,089           218,484
                                                                     --------          --------
                                                                     $792,295          $847,637
                                                                     ========          ========


9.   FEDERAL INCOME TAXES

       A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                Three Months Ended March 31,
                                                                  1998                1997
                                                                --------           --------

           Net income per Statements of Operations              $489,665           $497,150


           Add/(deduct): Excess of book depreciation
                         over tax depreciation                    19,138             19,439
                         Excess of book amortization
                           over tax amortization                  20,185             19,397
                         Other income and expense                  3,847             (4,252)
                                                                --------           --------

           Net income for federal income tax purposes           $532,835           $531,734
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

       The Partnership has incurred approximately $248,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

       At the present time, the General Partner can not estimate the aggregate amount of legal expenses and potential indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability that could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early to estimate potential damages, they could possibly be material.

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

IMPACT OF YEAR 2000

The General Partner and John Hancock Mutual Life Insurance Company, the General Partner's ultimate parent (together, "John Hancock") along with the Partnership, have developed a plan to modify or replace significant portions of the Partnership's computer information and automated technologies so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Partnership presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for its computer systems. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 the Partnership had $3,600,248 in cash and cash equivalents, $100,987 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 6.4% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The General Partner anticipates that the Partnership will incur an aggregate of approximately $154,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. The current balance in the working capital reserve should be sufficient to pay such costs.

The General Partner anticipates that the Partnership will incur approximately $96,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $248,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Cash in the aggregate amount of $656,960 generated from the Partnerships operations, was distributed to the General Partner and the Investors during the first quarter of 1998. The General Partner anticipates that the Partnership will be able to make comparable cash distributions from Distributable Cash from Operations during the remaining three quarters of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the three months ended March 31, 1998 and scheduled leasing activity for each investment during the remainder of 1997:

                                 MIAMI INTERNATIONAL    PARK SQUARE      QUINCE ORCHARD
                                  DISTRIBUTION CTR.     SHOPPING CTR.    CORPORATE CTR.
                                 -------------------    ------------     --------------

Square Footage                        215,019             137,108            99,782

Occupancy January 1, 1998                  87%                 88%              100%

New Leases                                  0%                  0%                0%

Lease Renewals                              0%                  2%                0%

Leases Expired                              0%                  0%                0%

Occupancy March 31, 1998                   87%                 88%              100%

Leases Scheduled to Expire,
   Balance of 1998                          0%                 16%                0%

Leases Scheduled to Commence,
   Balance of 1998                          0%                  0%                0%



The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. Since that time, the General Partner has continued to negotiate with the Miami Airport Authority towards a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's desire to acquire the Miami International Distribution Center has negatively impacted the General Partner's ability to: i) lease the available space at the property and ii) consider listing the property for sale.

The Brooklyn Park, Minnesota real estate market, including the Park Square Shopping Center, has experienced increasing vacancy rates as development of new retail space continues. This condition has made it increasingly difficult for property owners to secure new tenants for their locations. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder 1998 and, therefore, no increase in market rental rates is anticipated. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

The Quince Orchard Corporate Center is occupied by Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. As a result, Hoffman-LaRoche has informed the General Partner that it intends to terminate operations at the Quince Orchard Corporate Center and to exercise its right to terminate the lease in June 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center have improved recently. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Although this condition gives rise to new real estate development in the area, the General Partner does not anticipate that this new development will negatively impact the market and believes market conditions are likely to remain favorable through 1998.

On April 1, 1998, the mortgage loan to 205 Newbury Associates matured and the borrower repaid the entire outstanding principal balance in the amount of $1,700,000. During the second quarter of 1998, the Partnership will distribute $1,685,806, of which $1,560,931 will be distributed to the Investors and $124,875 will be distributed to the John Hancock Limited Partner, in accordance with the Partnership Agreement. The Partnership will retain $14,194 in working capital reserves.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1997 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investment and its ultimate collectibility as of December 31, 1997. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 was $489,665, as compared to net income of $497,150 for the same period in 1997.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                     Three Months Ended March 31,
                                                        1998             1997
                                                      ---------       ----------
     Miami International Distribution Center              87%            87%
     Park Square Shopping Center                          88%            86%
     Quince Orchard Corporate Center
        (Affiliated Joint Venture)                       100%           100%



Interest income for the three months ended March 31, 1998 decreased by $59,276, or 41%, as compared to the same period in 1997. This decrease was primarily due to a decline in the interest earned on the net sales proceeds received from the sale of the Fulton Business Park property (sold in December 1996) and the proceeds from the repayment of the General Camera Corporation mortgage loan (repaid in January 1997). The Partnership distributed such amounts in February 1997.

General and administrative expenses for the quarter ended March 31, 1998 decreased by $56,300, or 50%, primarily due to lower legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                       Three Months Ended March 31,
                                                          1998             1997
                                                       ----------       ----------

Net cash provided by operating activities (a)           $ 863,471       $ 744,747
Net change in operating assets and liabilities (a)       (131,865)        (19,216)
                                                        ---------       ---------
Net cash provided by operations (a)                       731,606         725,531
Increase in working capital reserves                       74,648         (16,017)
                                                        ---------       ---------
Cash from operations (b)                                  686,958         709,514
Decrease in working capital reserves                         --              --
                                                        ---------       ---------
Distributable cash from operations (b)                  $ 686,958       $ 709,514
                                                        =========       =========

Allocation to General Partner                               6,870       $   7,095
Allocation to Investors                                   680,088         702,419
Allocation to John Hancock Limited Partner                   --              --
                                                        ---------       ---------
                                                        $ 686,958       $ 709,514
                                                        =========       =========

       (a) Net cash provided by operating activities, net change in operating assets and liabilities, and net cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

       (b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e., not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the second quarter of 1998, the Partnership will make a distribution in the aggregate amount of $2,372,764. Of this amount, $686,958 was generated from Distributable Cash from Operations for the quarter ended March 31, 1998 and $1,685,806 was generated from Distributable Cash from Sales during the same quarter in 1998. These amounts will be allocated as follows:

                                      From Distributable      From Distributable

                                           Cash From               Cash From
                                          Operations                 Sales
                                      ------------------      ------------------

Investors                                  $680,088               $1,560,931
John Hancock Limited Partner                     --                  124,875
General Partner                               6,870                       --
                                           --------               ----------
         Total                             $686,958               $1,685,806
                                           ========               ==========


The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1998 will be comparable to that generated during the first quarter of 1998.

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

        In 1998, the plaintiff amended the complaint to name RIF and the Partnership as defendants. The defendants filed demurrer motions, asking that the complaint be dismissed at law. These motions were under consideration during the first quarter of 1998.

        Although the court dismissed the complaint against the Partnership during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming the Partnership as defendant. The defendants continue to contest the action.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2. CHANGES IN SECURITIES

        There were no changes in securities during the first quarter of 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the first quarter of 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1998.

ITEM 5. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     There are no exhibits to this report

        (b) There were no Reports on Form 8-K filed during the first quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1998.


                                        John Hancock Realty Income Fund-II
                                        Limited Partnership


                                        By: John Hancock Realty Equities, Inc.,
                                            General Partner



                                        By: /s/ William M. Fitzgerald   5/15/98
                                            -----------------------------------
                                            William M. Fitzgerald, President



                                        By: /s/ Richard E. Frank        5/15/98
                                            -----------------------------------
                                            Richard E. Frank, Treasurer
                                            (Chief Accounting Officer)