Form 10-Q
period 1998-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1998-08-14
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       N/A
                               -------------------------------------------------

COMMISSION FILE NUMBER                            0-17664
                       ---------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Massachusetts                                           04-2969061
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


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

                               Yes [X]   No [ ]

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE

         Item 1 -  Financial Statements:

                   Balance Sheets at June 30, 1998 and
                   December 31, 1997                                          3

                   Statements of Operations for the Three and Six
                   Months Ended June 30, 1998 and 1997                        4

                   Statements of Partners' Equity for the
                   Six Months Ended June 30, 1998 and
                   Year Ended December 31, 1997                               5

                   Statements of Cash Flows for the Six
                   Months Ended June 30, 1998 and 1997                        6

                   Notes To Financial Statements                           7-14

         Item 2 -  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          15-19


PART II: OTHER INFORMATION                                                   20

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                         JUNE 30,          DECEMBER 31,
                                                          1998                 1997
                                                       -----------         -----------

Cash and cash equivalents                              $ 3,657,002         $ 3,393,737
Restricted cash                                            100,987             100,987
Other assets                                                70,066              84,802

Deferred expenses, net of accumulated
     amortization of $1,290,286 in 1998 and
     $1,181,419 in 1997                                    740,585             847,637

Real estate loans                                                0           1,700,000

Investment in joint venture                              7,132,003           7,284,761

Investment in property:
     Land                                                5,040,000           5,040,000
     Buildings and improvements                         14,218,208          14,218,208
                                                       -----------         -----------
                                                        19,258,208          19,258,208
     Less: accumulated depreciation                      4,586,007           4,349,042
                                                       -----------         -----------
                                                        14,672,201          14,909,166
                                                       -----------         -----------

         Total assets                                  $26,372,844         $28,321,090
                                                       ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                  $   276,704         $   146,933
Accounts payable to affiliates                             194,689             125,905

         Total liabilities                                 471,393             272,838

Partners' equity/(deficit):
     General Partners' deficit                            (179,836)           (175,225)
     Limited Partners' equity                           26,081,287          28,223,477
                                                       -----------         -----------

         Total partners' equity                         25,901,451          28,048,252
                                                       -----------         -----------

         Total liabilities and partners' equity        $26,372,844         $28,321,090
                                                       ===========         ===========








                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                --------------------        ------------------------
                                                  1998       1997             1998           1997
                                                --------    --------        ----------    ----------

Income:

     Rental income                              $537,824    $517,450        $1,071,543    $1,058,824
     Income from joint venture                   200,849     186,173           391,971       374,710
     Interest income                              56,490      82,375           141,575       226,736
                                                --------    --------        ----------    ----------

         Total income                            795,163     785,998         1,605,089     1,660,270

Expenses:

     Depreciation                                118,483     118,483           236,965       236,965
     Property operating expenses                  96,539     100,759           187,213       192,776
     General and administrative expenses         163,358      65,298           219,121       177,361
     Amortization of deferred expenses            53,525      59,195           108,867       113,755
                                                --------    --------        ----------    ----------

         Total expenses                          431,905     343,735           752,166       720,857
                                                --------    --------        ----------    ----------

         Net income                             $363,258    $442,263        $  852,923    $  939,413
                                                ========    ========        ==========    ==========

Allocation of net income:

     General Partner                            $  3,632    $  4,423        $    8,529    $    9,394
     John Hancock Limited Partner                     --          --                --            --
     Investors                                   359,626     437,840           844,394       930,019
                                                --------    --------        ----------    ----------
                                                $363,258    $442,263        $  852,923    $  939,413
                                                ========    ========        ==========    ==========

Net income per Unit                             $   0.13    $   0.17        $     0.32    $     0.36
                                                ========    ========        ==========    ==========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997

                                                        GENERAL         LIMITED
                                                        PARTNER         PARTNERS           TOTAL
                                                       ---------      ------------     ------------

Partners' equity/(deficit) at January 1, 1997

    (2,601,552 Units outstanding)                      $(166,057)     $ 37,925,372     $ 37,759,315

Less: Cash distributions                                 (27,855)      (11,551,932)     (11,579,787)

Add: Net income                                           18,687         1,850,037        1,868,724
                                                       ---------      ------------     ------------

Partner's equity/(deficit) at December 31, 1997         (175,225)       28,223,477       28,048,252
   (2,601,552 Units outstanding)

Less: Cash distributions                                 (13,140)       (2,986,584)      (2,999,724)

Add: Net income                                            8,529           844,394          852,923
                                                       ---------      ------------     ------------

Partners' equity/(deficit) at June 1998
   (2,601,552 Units outstanding)                       $(179,836)     $ 26,081,287     $ 25,901,451
                                                       =========      ============     ============

























                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            ----------------------------
                                                               1998             1997
                                                            -----------     ------------

Operating activities:
  Net income                                                $   852,923     $    939,413

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                                236,965          236,965
    Amortization of deferred expenses                           108,867          113,755
    Cash distributions over equity in
      income from joint venture                                 152,758           65,166
                                                            -----------     ------------
                                                              1,351,513        1,355,299

  Changes in operating assets and liabilities:
    Decrease in restricted cash                                      --           12,060
    Decrease in other assets                                     14,736           24,623
    Increase/(decrease) in accounts payable
      and accrued expenses                                      129,771          (77,488)
    Increase in accounts payable to affiliates                   68,784           17,593
                                                            -----------     ------------
      Net cash provided by operating activities               1,564,804        1,332,087

Investing activities:
  Principal payments on real estate loans                     1,700,000        3,545,361
  Increase in deferred expenses                                  (1,815)         (26,527)
                                                            -----------     ------------
      Net cash provided by investing activities               1,698,185        3,518,834

Financing activities:
  Cash distributed to Partners                               (2,999,724)     (10,265,870)
                                                            -----------     ------------

      Net cash used in financing activities                  (2,999,724)     (10,265,870)
                                                            -----------     ------------

      Net (increase)/decrease in cash and cash
        equivalents                                             263,265       (5,414,949)

      Cash and cash equivalents at beginning of year          3,393,737        8,669,990
                                                            -----------     ------------

      Cash and cash equivalents at end of period            $ 3,657,002     $  3,255,041
                                                            ===========     ============







                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION OF PARTNERSHIP

        John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,281 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

        Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the six months ended June 30, 1998 and 1997 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $56,730 and $145,916, respectively. These expenses are included in expenses on the Statements of Operations.

        The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statements of Operations for the six months ended June 30, 1998 and 1997 are $39,896 and $38,173, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 1998, the Partnership has accrued a total of $135,463 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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


                                                              June 30,          December 31,
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

6.    REAL ESTATE LOANS

        On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower was obligated to pay: i) interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance of the loan due on April 1, 1998. In addition to these amounts the borrower is obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date.

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

8.    DEFERRED EXPENSES

        Deferred expenses consist of the following:

                                                                       Unamortized         Unamortized
                                                                       Balance at          Balance at
                        Description                                   June 30, 1998     December 31, 1997
                        -----------                                   -------------     -----------------


           $35,072 acquisition fee for 205 Newbury St.
           loan. This amount is amortized
           over the term of the loan.                                    $        0           $    948

           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture. This amount
           is amortized over a period of 31.5 years.                      106,975              109,402

           $1,203,097 acquisition fees paid to the
           General Partner. Prior to June 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to June 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.               424,389              485,015

           $146,277 of tenant improvements. These amounts
           are amortized over the terms of the leases
           to which they relate.                                           23,368               33,788

           $493,545 of lease commissions. These amounts
           are amortized over the terms of the leases
           to which they relate.                                          185,853              218,484
                                                                         --------             --------
                                                                         $740,585             $847,637
                                                                         ========             ========


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.    FEDERAL INCOME TAXES

        A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                               Six Months Ended June 30,
                                                               ------------------------
                                                                 1998           1997
                                                               --------      ----------

          Net income per Statements of Operations              $852,923      $  939,413


          Add/(deduct):     Excess of book depreciation
                            over tax depreciation                38,276          38,576
                            Excess of book amortization
                              over tax amortization              40,370          39,225
                            Other income and expense              7,694          (8,504)
                                                               --------      ----------

          Net income for federal income tax purposes           $939,263      $1,008,710
                                                               ========      ==========

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

        The Partnership has incurred approximately $338,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Partnership had $3,657,002 in cash and cash equivalents, $100,987 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 6.6% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The mortgage loan to 205 Newbury Associates matured on April 1, 1998 at which time the borrower repaid the entire outstanding principal balance in the amount of $1,700,000. On May 15, 1998, the Partnership distributed $1,685,806 of the repayment proceeds, of which $1,560,931 was distributed to the Investors and $124,875 was distributed to the John Hancock Limited Partner. The Partnership retained $14,194 in working capital reserves.

The Partnership incurred $1,815 of leasing costs at the Park Square Shopping Center during the six months ended June 30, 1998. The General Partner anticipates that the Partnership will incur an aggregate of approximately $152,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $12,000 of non-recurring repair and maintenance expenses during the six months ended June 30, 1998. The General Partner anticipates that the Partnership will incur approximately $84,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $338,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Cash in the aggregate amount of $2,999,724 was distributed to the Partners during the six months ended June 30, 1998. Of this amount, $1,313,917 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $1,685,807 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                              From Distributable
                                       From Distributable       Cash From Sales
                                            Cash From           Financings, or
                                           Operations             Repayments
                                       ------------------     ------------------

Investors                                  $1,300,777             $1,560,932
John Hancock Limited Partner                       --                124,875
General Partner                                13,140                     --
                                           ----------             ----------
         Total                             $1,313,917             $1,685,807
                                           ==========             ==========


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The amount distributed to the Investors from Distributable Cash from Operations during the six months ended June 30, 1998 represented a 6% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will be able to make comparable quarterly cash distributions from Distributable Cash from Operations during the remainder of 1998.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the six months ended June 30, 1998 and scheduled leasing activity for each investment during the remainder of 1998:

                                     MIAMI INTERNATIONAL     PARK SQUARE       QUINCE ORCHARD
                                       DISTRIBUTION CTR.    SHOPPING CTR.      CORPORATE CTR.
                                     -------------------    -------------      --------------

Square Footage                           215,019             137,108              99,782

Occupancy January 1, 1998                     87%                 88%                100%

New Leases                                     0%                  0%                  0%

Lease Renewals                                 0%                  2%                  0%

Leases Expired                                 0%                  0%                  0%

Occupancy June 30, 1998                       87%                 88%                100%

Leases Scheduled to Expire,
   Balance of 1998                             0%                 16%                  0%

Leases Scheduled to Commence,
   Balance of 1998                             0%                  0%                  0%



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

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1998 was $852,923, as compared to net income of $939,413 for the same period in 1997. This decrease is primarily due to a decrease in interest income and an increase in general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                       1998                1997
                                                       ----                ----

       Miami International Distribution Center          87%                 87%
       Park Square Shopping Center                      88%                 86%
       Quince Orchard Corporate Center
          (Affiliated Joint Venture)                   100%                100%


Interest income for the six months ended June 30, 1998 decreased by $85,161, or 38%, as compared to the same period in 1997. Interest decreased primarily due to the repayment of the 205 Newbury Associates mortgage loan on April 1, 1998 and to a decline in the interest earned on the net sales/repayment proceeds from the Fulton Business Park property (sold in December 1996) and the General Camera mortgage loan (repaid in January 1997). The Partnership distributed such amounts in February 1997.

General and administrative expenses for the six months ended June 30, 1998 increased by $41,760, or 24%, primarily due to higher legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Six Months Ended June 30,
                                                          ---------------------------
                                                             1998             1997
                                                          -----------     -----------

Net cash provided by operating activities (a)             $ 1,564,804     $ 1,332,087
Net change in operating assets and liabilities (a)           (213,291)        (23,212)
                                                          -----------     -----------
Net cash provided by operations (a)                         1,351,513       1,355,299
Increase in working capital reserves                           37,598              --
                                                          -----------     -----------
Cash from operations (b)                                    1,313,915       1,355,299
Decrease in working capital reserves                               --          11,061
                                                          -----------     -----------
Distributable cash from operations (b)                    $ 1,313,915     $ 1,366,360
                                                          ===========     ===========

Allocation to General Partner                             $    13,139     $    13,553
Allocation to Investors                                     1,300,776       1,352,807
Allocation to John Hancock Limited Partner                         --              --
                                                          -----------     -----------
                                                          $ 1,313,915     $ 1,366,360
                                                          ===========     ===========


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

During the third quarter of 1998, the Partnership will make a distribution of Distributable Cash from Operations to the Investors in the amount of $656,958. This amount represents a 6.25% annualized return on Investors remaining Invested Capital.

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 1998 will be comparable to that generated during the first two quarters of 1998.

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

          Although the court dismissed the complaint against the Partnership during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming the Partnership as a defendant. On August 12, 1998, the court granted the Partnership's motion for summary adjudication of the issues against the plaintiff. The court ruled that the plaintiff could not prevail upon its claims since it was not an Investor of the Partnership. The Partnership intends to move for a judgement dismissing it from the case.


          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the second quarter of 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the second quarter of 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Partnership during the second quarter of 1998.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  There are no exhibits to this report

          (b) There were no Reports on Form 8-K filed during the second quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.


                                   John Hancock Realty Income Fund-II
                                   Limited Partnership


                                   By: John Hancock Realty Equities, Inc.,
                                       General Partner



                                   By: /s/ William M. Fitzgerald
                                       -----------------------------------
                                       William M. Fitzgerald, President



                                   By: /s/ Richard E. Frank
                                       -----------------------------------
                                       Richard E. Frank, Treasurer
                                       (Chief Accounting Officer)