Form 10-Q
period 1998-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1998-11-13
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1998
                               -------------------------------------------------

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

                                   (ZIP CODE)
--------------------------------------------------------------------------------
                                 (800) 722-5457
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

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

                       Yes   X    No
                           ----      ----

                                      INDEX


PART I:  FINANCIAL INFORMATION                                              PAGE

         Item 1 -    Financial Statements:

                     Balance Sheets at September 30, 1998 and
                     December 31, 1997                                        3

                     Statements of Operations for the Three and Nine
                     Months Ended September 30, 1998 and 1997                 4

                     Statements of Partners' Equity for the
                     Nine Months Ended September 30, 1998 and

                     Year Ended December 31, 1997                             5

                     Statements of Cash Flows for the Nine

                     Months Ended September 30, 1998 and 1997                 6

                     Notes To Financial Statements                         7-14

         Item 2 -    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        15-19

PART II: OTHER INFORMATION                                                   20

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1998                 1997
                                                                   ----                 ----
Cash and cash equivalents                                      $  3,592,621        $  3,393,737
Restricted cash                                                      96,043             100,987
Other assets                                                        110,066              84,802

Deferred expenses, net of accumulated
 amortization of $1,344,298 in 1998 and
      $1,181,419 in 1997                                            707,784             847,637

Real estate loans                                                         -           1,700,000

Investment in joint venture                                       7,142,399           7,284,761

Investment in property:
 Land                                                             5,040,000           5,040,000
 Buildings and improvements                                      14,218,208          14,218,208
                                                               ------------        ------------
                                                                 19,258,208          19,258,208
      Less: accumulated depreciation                              4,704,489           4,349,042
                                                               ------------        ------------
                                                                 14,553,719          14,909,166
                                                               ------------        ------------

       Total assets                                            $ 26,202,632        $ 28,321,090
                                                               ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                          $    396,246        $    146,933
Accounts payable to affiliates                                      196,116             125,905
                                                               ------------        ------------
       Total liabilities                                            592,362             272,838

Partners' equity/(deficit):

 General Partners' deficit                                         (182,748)           (175,225)
 Limited Partners' equity                                        25,793,018          28,223,477
                                                               ------------        ------------

       Total partners' equity                                    25,610,270          28,048,252
                                                               ------------        ------------

       Total liabilities and partners' equity                  $ 26,202,632        $ 28,321,090
                                                               ============        ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                  1998             1997            1998              1997
                                                  ----             ----            ----              ----
Income:

      Rental income                             $515,022       $  569,252       $1,586,565       $1,628,076
      Income from joint venture                  187,450          184,353          579,421          559,063
      Interest income                             47,378           84,190          188,953          310,926
                                                --------       ----------       ----------       ----------

           Total income                          749,850          837,795        2,354,939        2,498,065

Expenses:

      Depreciation                               118,482          118,482          355,447          355,447
      Property operating expenses                 86,129           77,454          273,342          270,230
      General and administrative expenses        125,452           48,991          344,573          226,352
      Amortization of deferred expenses           54,012           56,140          162,879          169,895
                                                --------       ----------       ----------       ----------

           Total expenses                        384,075          301,067        1,136,241        1,021,924
                                                --------       ----------       ----------       ----------

           Net income                           $365,775       $  536,728       $1,218,698       $1,476,141
                                                ========       ==========       ==========       ==========

Allocation of net income:

      General Partner                           $  3,658       $    5,367       $   12,187       $   14,761
      John Hancock Limited Partner                     -                -                -                -
      Investors                                  362,117          531,361        1,206,511        1,461,380
                                                --------       ----------       ----------       ----------
                                                $365,775       $  536,728       $1,218,698       $1,476,141
                                                ========       ==========       ==========       ==========

Net income per Unit                             $   0.14       $     0.20       $     0.46       $     0.56
                                                ========       ==========       ==========       ==========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997

                                                         GENERAL            LIMITED
                                                         PARTNER            PARTNERS              TOTAL
                                                         -------            --------              -----
Partners' equity/(deficit) at January 1, 1997
    (2,601,552 Units outstanding)                     ($   166,057)       $ 37,925,372        $ 37,759,315

Less: Cash distributions                                   (27,855)        (11,551,932)        (11,579,787)

Add:  Net income                                            18,687           1,850,037           1,868,724
                                                      ------------        ------------        ------------

Partner's equity/(deficit) at December 31, 1997           (175,225)         28,223,477          28,048,252
   (2,601,552 Units outstanding)

Less: Cash distributions                                   (19,710)         (3,636,970)         (3,656,680)

Add:  Net income                                            12,187             120,511           1,218,698
                                                      ------------        ------------        ------------

Partners' equity/(deficit) at September 1998
   (2,601,552 Units outstanding)                      ($   182,748)       $ 25,793,018        $ 25,610,270
                                                      ============        ============        ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      1998               1997
                                                                                      ----               ----
Operating activities:
      Net income                                                                  $ 1,218,698        $  1,476,141

      Adjustments to reconcile net income to
      net cash provided by operating activities:

           Depreciation                                                               355,447             355,447
           Amortization of deferred expenses                                          162,879             169,895
           Cash distributions over equity in
             income from joint venture                                                142,362             172,562
                                                                                  -----------        ------------
                                                                                    1,879,386           2,174,045

      Changes in operating assets and liabilities:
           Decrease in restricted cash                                                  4,944              10,661
           (Increase) in other assets                                                 (25,264)            (41,353)
           Increase/(decrease) in accounts payable
             and accrued expenses                                                     249,313              56,795
           Increase in accounts payable to
             affiliates                                                                70,211              22,812
                                                                                  -----------        ------------
                Net cash provided by operating activities                           2,178,590           2,222,860

Investing activities:
      Principal payments on real estate loans                                       1,700,000           3,545,361
      Increase in deferred expenses                                                   (23,026)            (34,444)
                                                                                  -----------        ------------
                Net cash provided by investing activities                           1,676,974           3,510,917

Financing activities:
      Cash distributed to Partners                                                 (3,656,680)        (10,922,829)
                                                                                  -----------        ------------

                Net cash used in financing activities                              (3,656,680)        (10,922,829)
                                                                                  -----------        ------------

                Net (increase)/decrease in cash and cash
                  equivalents                                                         198,884          (5,189,052)

                Cash and cash equivalents at beginning
                  of year                                                           3,393,737           8,669,990
                                                                                  -----------        ------------

                Cash and cash equivalents at end
                  of period                                                       $ 3,592,621        $  3,480,938
                                                                                  ===========        ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION OF PARTNERSHIP

           John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on September 30, 1987. As of September 30, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,221 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the nine months ended September 30, 1998 and 1997 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $81,222 and $175,485, respectively. These expenses are included in expenses on the Statements of Operations.

           The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
           Note 10. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1998 and 1997 are $72,398 and $40,759, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 1998, the Partnership has accrued a total of $167,965 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.      INVESTMENT IN PROPERTY

           Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                    September 30,   December 31,
                                                        1998            1997
                                                        ----            ----

          Park Square Shopping Center                $12,886,230    $12,886,230
          Miami International Distribution Center      6,371,978      6,371,978
                                                     -----------    -----------
                                                     $19,258,208    $19,258,208
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

6.      REAL ESTATE LOANS

           On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower was obligated to pay: i) interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance of the loan due on April 1, 1998. In addition to these amounts the borrower was obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date.

           Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. From 1996, the Partnership has received contingent interest payments, the sum of which is not material.

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

8.      DEFERRED EXPENSES

           Deferred expenses consist of the following:

                                                                  Unamortized          Unamortized
                                                                   Balance at           Balance at
            Description                                        September 30, 1998    December 31, 1997
            -----------                                        ------------------    -----------------
         $35,072 acquisition fee for 205 Newbury St
         loan.  This amount is amortized
         over the term of the loan                                  $      -             $    948

         $152,880 acquisition fee for investment in
         the Affiliated Joint Venture.  This amount
         is amortized over a period of 31.5 years                    105,761              109,402

         $1,203,097 acquisition fees paid to the
         General Partner. Prior to September 30, 1993, this
         amount was amortized over a period of 30 years
         Subsequent to September 30, 1993, the unamortized
         balance is amortized over a period of 8.5 years             394,076              485,015

         $146,277 of tenant improvements.  These amounts
         are amortized over the terms of the leases
         to which they relate                                         18,986               33,788

         $514,756 of lease commissions.  These amounts
         are amortized over the terms of the leases
         to which they relate                                        188,961              218,484
                                                                    --------             --------
                                                                    $707,784             $847,637
                                                                    ========             ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.      FEDERAL INCOME TAXES

           A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Nine Months Ended September 30,
                                                                      1998             1997
                                                                      ----             ----

            Net income per Statements of Operations                $1,218,698       $1,476,141

            Add/(deduct):        Excess of book depreciation
                                 over tax depreciation                 57,415           57,865
                                 Excess of book amortization
                                   over tax amortization               55,377           58,907
                                 Other income and expense                              (12,755)
                                                                   ----------       ----------

            Net income for federal income tax purposes             $1,331,490       $1,580,158
                                                                   ==========       ==========

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

           The Partnership has incurred approximately $420,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Partnership had $3,592,621 in cash and cash equivalents, $96,043 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 6.2% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

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

The Partnership incurred $23,026 of leasing costs at the Park Square Shopping Center during the nine months ended September 30, 1998. The General Partner anticipates that the Partnership will incur an aggregate of approximately $152,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $12,000 of non-recurring repair and maintenance expenses during the six months ended September 30, 1998. The General Partner anticipates that the Partnership will incur approximately $84,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1998. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $420,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Cash in the aggregate amount of $3,656,680 was distributed to the Partners during the nine months ended September 30, 1998. Of this amount, $1,970,873 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $1,685,807 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                   From Distributable
                               From Distributable   Cash From Sales
                                   Cash From         Financings, or
                                   Operations          Repayments
                                   ----------          ----------
Investors                          $1,951,164          $1,560,932
John Hancock Limited Partner                -             124,875
General Partner                        19,709                   -
                                   ----------          ----------
           Total                   $1,970,873          $1,685,807
                                   ==========          ==========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The amount distributed to the Investors from Distributable Cash from Operations during the nine months ended September 30, 1998 represented an annualized return on Investors' Invested Capital of approximately 6.25%. The Partnership will make a distribution from Distributable Cash from Operations during the fourth quarter of 1998 comparable to those made during the first three quarters of 1998.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the nine months ended September 30, 1998 and scheduled leasing activity for each investment during the remainder of 1998:

                                 MIAMI INTERNATIONAL   PARK SQUARE       QUINCE ORCHARD
                                  DISTRIBUTION CTR.    SHOPPING CTR.     CORPORATE CTR.
                                  -----------------    -------------     --------------
Square Footage                         215,019           137,108           99,782

Occupancy January 1, 1998                   87%               88%             100%

New Leases                                   0%                0%               0%

Lease Renewals                               0%               20%               0%

Leases Expired                               0%                0%               0%

Occupancy September 30, 1998                87%               88%             100%

Leases Scheduled to Expire,
   Balance of 1998                           0%                0%               0%

Leases Scheduled to Commence,
   Balance of 1998                          13%                0%               0%

At September 30, 1998, the Miami International Distribution Building was 87% occupied. During the third quarter of 1998, the General Partner secured a new tenant to take occupancy of approximately 29,000 square feet, or 13% of the property. This new tenant's lease is for a five-year term beginning on October 1, 1998. Approximately $75,000 of leasing costs will be incurred in connection with this new lease.

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. Since that time, the General Partner has continued efforts to negotiate with the Miami Airport Authority towards a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's desire to acquire the Miami International Distribution Center i) delayed the General Partner in locating a new tenant for the vacant space at the property and ii) has negatively impacted the General Partner's ability to consider listing the property for sale.

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, has experienced increasing vacancy rates with the continued development of new retail space. This condition has made it increasingly difficult for property owners to secure new tenants for their locations. The General Partner expects market conditions in Brooklyn Park to remain competitive for at least the remainder 1998. Therefore, no increase in market rental rates is anticipated.

During the first nine months of 1998, the General Partner secured lease renewals with 10 tenants that occupy an aggregate of 26,722 square feet, or 20%, of the Park Square Shopping Center. The General Partner will continue to offer aggressive rental packages in an effort to retain existing tenants as well as to secure new tenants for the vacant space at the property.

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

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1997 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether any permanent impairment in values existed. In addition, the General Partner evaluated the status of its mortgage investment and its ultimate collectability as of December 31, 1997. Based upon such evaluations, the General Partner determined that no permanent impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 was $1,218,698, as compared to net income of $1,476,141 for the same period in 1997. This decrease of $257,443, or 17%, is primarily due to a decrease in interest income and an increase in general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                Nine Months Ended September 30,
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

Interest income for the nine months ended September 30, 1998 decreased by $121,973, or 39%, as compared to the same period in 1997. Interest decreased primarily due to the repayment of the 205 Newbury Associates mortgage loan on April 1, 1998 and to a decline in the interest earned on the net sales/repayment proceeds from the Fulton Business Park property (sold in December 1996) and the General Camera mortgage loan (repaid in January 1997). The Partnership distributed such amounts in February 1997.

General and administrative expenses for the nine months ended September 30, 1998 increased by $118,221, or 52%, primarily due to higher legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                        Nine Months Ended September 30,
                                                            1998              1997
                                                            ----              ----
Net cash provided by operating activities (a)           $ 2,178,590       $ 2,222,860
Net change in operating assets and liabilities (a)         (299,204)          (48,815)
                                                        -----------       -----------
Net cash provided by operations (a)                       1,879,386         2,174,045
Increase in working capital reserves                             _-          (150,616)
                                                        -----------       -----------
Cash from operations (b)                                  1,879,386         2,023,429
Decrease in working capital reserves                         90,572                 -
                                                        -----------       -----------
Distributable cash from operations (b)                  $ 1,969,958       $ 2,023,429
                                                        ===========       ===========

Allocation to General Partner                           $    18,794       $    20,234
Allocation to Investors                                   1,951,164         2,023,429
Allocation to John Hancock Limited Partner                        -                 -
                                                        -----------       -----------
                                                        $ 1,969,958       $ 2,023,429
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

During the fourth quarter of 1998, the Partnership will make a distribution of Distributable Cash from Operations to the Investors in the amount of $650,388. This amount represents a 6.37% annualized return on Investors remaining Invested Capital.

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the remaining fourth quarter of 1998 will be comparable to that generated during the first three quarters of 1998.

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

             Although the court dismissed the complaint against the Partnership during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming the Partnership as a defendant. On August 12, 1998, the court granted the Partnership's motion for summary adjudication of the issues against plaintiff. The court ruled that the plaintiff could not prevail upon its claims since it was not an investor of the Partnership. The Partnership intends to move for a judgment dismissing it from the case.

             There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.      CHANGES IN SECURITIES
             There were no changes in securities during the third quarter of 1998.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             There were no defaults upon senior securities during the third quarter of 1998.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             No matters were submitted to a vote of security holders of the Partnership during the third quarter of 1998.

ITEM 5.      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             (a) Exhibit 27-Financial Data Schedule
             (b) There were no Reports on Form 8-K filed during the third quarter of 1998.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1998.

                                    John Hancock Realty Income Fund-II
                                    Limited Partnership

                                    By: John Hancock Realty Equities, Inc.,
                                        General Partner

                                        By:  /s/ William M. Fitzgerald
                                            ---------------------------------
                                             William M. Fitzgerald, President

                                        By:  /s/ Richard E. Frank
                                            ---------------------------------
                                             Richard E. Frank, Treasurer
                                             (Chief Accounting Officer)