Form 10-K405
period 1998-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1999-03-31
CIK 818257

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]
For the Fiscal Year Ended         December 31, 1998
                          ------------------------------------------------------

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

                       JOHN HANCOCK REALTY INCOME FUND-II
                               LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                             04-2969061
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

    200 Clarendon Street, Boston, MA                       02116
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (800) 722-5457
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act: Units of Investor
     Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes _X_       No ___

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

                         Exhibit Index on Pages 21 - 25
                                  Page 1 of 26

                                TABLE OF CONTENTS




                                     PART I


     Item 1       Business                                                    3
     Item 2       Properties                                                  6
     Item 3       Legal Proceedings                                           7
     Item 4       Submission of Matters to a Vote
                    of Security Holders                                       7


                                     PART II


     Item 5       Market for the Partnership's Securities and Related
                    Security Holder Matters                                   7
     Item 6       Selected Financial Data                                     9
     Item 7       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10
     Item 8       Financial Statements and Supplementary Data                16
     Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                   16


                                    PART III


     Item 10      Directors and Executive Officers of the Registrant         17
     Item 11      Executive Compensation                                     19
     Item 12      Security Ownership of Certain Beneficial Owners
                    and Management                                           19
     Item 13      Certain Relationships and Related Transactions             19


                                     PART IV


     Item 14      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                      21

                  Signatures                                                 26

                                     PART I
ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,194 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

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

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a 137,108 square foot community shopping center located in Brooklyn Park, Minnesota. Over the past few years, the Minneapolis-St. Paul area, which includes Brooklyn Park, has experienced tremendous population growth, fueling an increase in development across all property types. As a result, the supply of new retail properties has outpaced the demand for such space causing an increase in vacancy rates and, therefore, an increase in competition for tenants. This trend is projected to continue for some time. In addition, the Minnesota market, as a whole, has high occupancy costs primarily resulting from one of the highest real estate tax rates in the nation. Given these conditions, the General Partner expects market conditions in Brooklyn Park to remain competitive during 1999 and, therefore, no increase in market rental rates is anticipated. During 1998, the General Partner secured lease renewals with 10 tenants occupying an aggregate of 20% of the property and during 1999 only one lease, representing approximately 1% of the property, is scheduled to expire. The General Partner will continue to offer aggressive rental packages in an effort to maintain and improve occupancy at the property.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a 99,782 square foot, three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1997, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1999.

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a 215,019 square foot warehouse/distribution facility located in Miami, Florida. The General Partner acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. As of July 31, 1989 the General Partner transferred title to the Partnership at its original cost.

MIDC is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. During May 1996, the Miami Airport Authority made an offer to purchase MIDC, which the General Partner did not accept. Since that time, the Miami Airport Authority has not focused its efforts on the purchase of MIDC; however, it has continued to show interest in acquiring the property. The General Partner will continue its efforts to negotiate with the Miami Airport Authority to agree on a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner.

The Miami International Airport is the leading U.S. airport for international cargo. MIDC's proximity to the airport makes it a desirable facility for those companies dealing in international trade. The demand for warehouse space close to the airport is strong, however, new warehouse facilities continue to come on-line creating more competition for tenants. The General Partner believes that the Miami Airport Authority's desire to acquire MIDC i) has hampered and will hamper the General Partner's ability to retain existing tenants and secure new tenants and ii) will negatively impact the General Partner's ability to list the property for sale and consummate a sale of the property.

On March 10, 1988, the Partnership made a participating mortgage loan to 205 Newbury Associates, a non-affiliated borrower, secured by a first mortgage on 205 Newbury Street, a 7,029 square foot office and retail property located in Boston, Massachusetts. The loan required the borrower to pay the Partnership on a monthly basis interest only at a fixed interest rate of 9.5% per annum with the entire principal balance due on April 1, 1998. In addition to these amounts, the borrower was also obligated to pay contingent interest payments to the Partnership in the amount of 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale or refinancing. On April 1, 1998, the loan matured and the borrower repaid the entire outstanding principal balance of the loan in the amount of $1,700,000. The Net Appreciated Value of the property was not sufficient to provide the Partnership with any additional amounts. On May 15, 1998, the Partnership distributed $1,685,806 of the repayment proceeds, of which $1,560,931 was distributed to the Investors and $124,875 was distributed to the John Hancock Limited Partner. The Partnership retained $14,194 in working capital reserves.

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

On September 20, 1988, the Partnership acquired Fulton Business Park, a warehouse/distribution/office facility located in Atlanta, Georgia. Real estate market conditions for industrial space in Atlanta declined subsequent to the Partnership purchasing the Fulton Business Park. However, beginning in late 1993 vacancies in the Atlanta industrial real estate market declined and rental rates increased. With the gradual improvement in market conditions, Fulton Business Park sustained a stabilized occupancy rate and improved its income and cash flow performance. Given these market conditions and the income performance of the property, the General Partner listed the Fulton Business Park for sale during May 1996. On December 2, 1996, the Partnership sold the Fulton Business Park property to a non-affiliated buyer and received net sales proceeds of $3,313,190. The distribution of the proceeds of this sale is described below.

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

ITEM 2 - PROPERTIES

As of December 31, 1998, the Partnership held the following investment portfolio:

PARK SQUARE SHOPPING CENTER

On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1998 was 88%. At December 31, 1998, Park Square's occupancy was 88%.

JH QUINCE ORCHARD PARTNERS

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1998, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1998 was 100%. At December 31, 1998 Quince Orchard's occupancy was 100%.

MIAMI INTERNATIONAL DISTRIBUTION CENTER

On July 31, 1989, the Partnership purchased the Miami International Distribution Center ("MIDC") located in Miami, Florida, from the General Partner, which transferred title to the property through a nominee corporation. MIDC is a 215,019 square foot warehouse/distribution facility located on a 9 acre site.

Average occupancy for MIDC for the year ended December 31, 1998 was 90%. At December 31, 1998, MIDC's occupancy was 100%.

The foregoing investments of the Partnership are further described in Item 7 of this Report and Notes 5 and 7 to the Financial Statements included in Item 8 of this Report.

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

The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1998.

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

ITEM 5 - MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS (CONTINUED)

(b)  NUMBER OF SECURITY HOLDERS

                                                                 Number of
                                                              Record holders                             Number of Units
                                                                   as of                                outstanding as of
      Title of Class                                         December 31, 1998                          December 31, 1998
      --------------                                         -----------------                          -----------------
     Assignee Units                                                4,194                                    2,601,552

 (c)  DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal year ended December 31, 1998, the Partnership distributed cash in the aggregate amount of $4,312,723 to the Partners. Of this amount $2,626,916 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $1,685,806 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). During the fiscal year ended December 31, 1997, the Partnership distributed cash in the aggregate amount of $11,579,787 to the Partners. Of this amount $2,785,500 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $8,794,287 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement).

The following table reflects cash distributions made during the two-year period ended December 31, 1998:

                                                                       Amount Paid to
           Date of                 Amount of       Amount Paid to       John Hancock       Amount Paid        Distribution
        Distribution             Distribution      General Partner     Limited Partner    to Investors          Per Unit
        ------------             ------------      ---------------     ---------------    ------------        ------------

     February 14, 1997 *         $9,556,358           $7,621              $651,429          $8,897,308            $3.42
     May 15, 1997                   709,513            7,094                    --             702,419             0.27
     August 15, 1997                656,958            6,570                    --             650,388             0.25
     November 14, 1997              656,958            6,570                    --             650,388             0.25
     February 13, 1998              656,958            6,570                    --             650,388             0.25
     May 15, 1998 *               2,342,764            6,570               124,875           2,211,319             0.85
     August 14, 1998                656,958            6,570                    --             650,388             0.25
     November 13, 1998              656,042            5,654                    --             650,388             0.25

     *   Includes Distributable Cash from Sales, Financing or Repayments.

The source of future distributions from Cash from Operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributable Cash from Operations during the years ended 1998 and 1997 represent a 6.3% and 6.0% return, respectively, on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 1999 comparable to those made in 1998 and 1997. Distributions of Distributable Cash from Sales, Financings or Repayments in 1999 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                           Years Ended December 31,
                                                 1998              1997             1996              1995              1994
                                                 ----              ----             ----              ----              ----

Rental income                                 $ 2,118,686      $ 2,160,549       $ 2,505,925       $ 2,447,532      $ 2,170,416
Income from joint venture                         716,157          704,292           701,988           755,198          541,188
Interest income                                   226,635          395,621           877,475           879,508          843,631
Net income                                      1,460,777        1,868,724         1,602,127         2,414,024        1,985,107
Net income per Unit (b)                             0.56              0.71              0.63             0.92              0.76
Ordinary tax income (a)                         1,737,938        1,804,532         1,457,094         2,515,024        2,025,648
Ordinary tax income per Unit (b)                    0.66              0.69              0.58             0.96              0.77
Cash distributions per Unit from
      operations                                    1.00              1.06              1.16             0.96              0.96
Distributable Cash from Sales,
    Financings or Repayments                    1,685,806        5,478,869         3,315,418                --               --
Cash distribution per Unit from
    Sales, Financings or Repayments                 0.60              1.95              1.18                --               --
Cash and cash equivalents at
    December 31                                 3,261,458        3,393,737         8,669,990         3,520,394        2,561,288
Total assets at December 31                    25,579,774       28,321,090        38,131,131        39,349,380       39,413,410

(a)      The ordinary tax income for the Partnership was allocated as follows:

                                                                             Years Ended December 31,
                                                  1998               1997              1996               1995               1994
                                                  ----               ----              ----               ----               ----

     General Partner                            $   17,379        $   18,045         $   14,571         $   25,150        $   20,256
     John Hancock Limited Partner                       --                --            (70,487)                --                --
     Investors                                   1,720,559         1,786,487          1,513,010          2,489,874         2,005,392
                                                ----------        ----------         ----------         ----------        ----------
         Total                                  $1,737,938        $1,804,532         $1,457,094         $2,515,024        $2,025,648
                                                ==========        ==========         ==========         ==========        ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1998, 1997, 1996, 1995 and 1994. The ordinary tax income per Unit as presented for 1998, 1997, 1996, 1995 and 1994 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Items 1 and 2 and Notes 5, 6, 7 and 8 to the Financial Statements included in Item 8 of this Report.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, repayment of mortgage loans, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, impact of the year 2000 on computer systems and the impact of inflation.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership had $3,261,458 in cash and cash equivalents and $122,222 in restricted cash.

The Partnership has a working capital reserve with a balance of approximately $2,400,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

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

The Partnership incurred $103,412 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center during 1998. The General Partner anticipates that the Partnership will incur an aggregate of approximately $168,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during 1999. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $23,000 of non-recurring repair and maintenance expenses during 1998. The General Partner anticipates that the Partnership will incur approximately $50,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center and Miami International Distribution Center properties during 1999. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

As of the date of this Report, the Partnership has incurred a total of approximately $446,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $268,000 relates to the Partnership's own defense and approximately $178,000 relates to the indemnification of the General Partner and its Affiliates for their defense.

In addition, the Partnership incurred approximately $105,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership (see
Part I, Item 3 of this Report). Of this amount, approximately $70,000 relates to the Partnership's own defense and approximately $35,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $4,312,723 was distributed to the Partners during 1998. Of this amount $2,626,916 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $1,685,806 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with Partnership Agreement and were allocated as follows:

                                                                               From Distributable
                                                 From Distributable              Cash From Sales
                                                      Cash From                  Financings, or
                                                     Operations                    Repayments
                                                 ------------------            ------------------
Investors                                            $2,601,552                    $1,560,931
John Hancock Limited Partner                                 --                       124,875
General Partner                                          25,364                            --
                                                     ----------                    ----------
         Total                                       $2,626,916                    $1,685,806
                                                     ==========                    ==========

The amount distributed to the Investors from Distributable Cash from Operations during 1998 represents a 6.3% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions from Distributable Cash from Operations in 1999 comparable to those made during 1998.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during 1998 and scheduled leasing activity for each investment during 1999:

                                              Miami International           Park Square               Quince Orchard
                                               Distribution Ctr.           Shopping Ctr.              Corporate Ctr.
                                              -------------------          -------------              --------------
Square Footage                                      215,019                   137,108                     99,782

Occupancy January 1, 1998                                87%                       88%                       100%
                                                    =======                   =======                     ======

New Leases                                               13%                       0%                          0%

Lease Renewals                                           0%                        20%                         0%

Leases Expired                                           0%                        0%                          0%

Occupancy December 31, 1998                             100%                       88%                       100%
                                                    =======                   =======                     ======

Leases Scheduled to Expire During 1999                   44%                        1%                         0%
                                                    =======                   =======                     ======

Leases Scheduled to Commence During 1999                  0%                        0%                         0%
                                                    =======                   =======                     ======

At December 31,1998, the Miami International Distribution Building was 100% occupied. During the third quarter of 1998, the General Partner secured a new tenant to take occupancy of approximately 29,000 square feet, or 13% of the property. This new tenant's lease is for a five-year term beginning on October 1, 1998. The Partnership incurred approximately $70,000 of leasing costs in connection with this new lease.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the Airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. Since that time, the Miami Airport Authority has not focused its efforts on the purchase of MIDC, however, it has continued to show interest in acquiring the property. The General Partner will continue its efforts to negotiate with the Miami Airport Authority to agree on a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's desire to acquire MIDC i) has hampered and will hamper the General Partner's ability to retain existing tenants and secure new tenants and ii) will negatively impact the General Partner's ability to list the property for sale and consummate a sale of the property.

At December 31, 1998, the Park Square Shopping Center's occupancy was 88%. During 1998, the General Partner secured lease renewals with 10 tenants that occupy an aggregate of 26,722 square feet, or 20%, of the Park Square Shopping Center. During 1999, only one tenant's lease, representing approximately 1% of the property, is scheduled to expire.

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of new retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive during 1999 and, therefore, no increase in market rental rates is anticipated.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease that expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has give rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 1999.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1998 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether any impairment in values existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's investments.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                                         Years Ended December 31,
                                                                                  1998             1997              1996
                                                                                  ----             ----              ----
     Park Square Shopping Center                                                   88%              87%               85%
     Miami International Distribution Center                                       90%              87%               87%
     Quince Orchard Corporate Center (Affiliated Joint Venture)                   100%             100%              100%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

1998 COMPARED WITH 1997

Net income for the year ended December 31, 1998 was $1,460,777, as compared to net income $1,868,724 in 1997. This decrease of $407,947, or 22% is primarily due to a decrease in interest income and an increase in general and administrative expenses.

Interest income during 1998 decreased by $168,986, or 43%, as compared to 1997. Interest decreased primarily due to the repayment of the 205 Newbury Associates mortgage loan on April 1, 1998 and to a decline in the interest earned on the net sales/repayment proceeds from the Fulton Business Park property (sold in December 1996) and the General Camera mortgage loan (repaid in January 1997). The Partnership distributed such amounts in February 1997.

General and administrative expenses for the year ended December 31, 1998 increased by $203,524, or 59%, primarily due to higher legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of
Part I of this Report. Excluding the increase in legal fees, general and administrative expenses were consistent between periods.

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

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                            Years Ended December 31,
                                                   1998              1997             1996              1995              1994
                                                   ----              ----             ----              ----              ----
Net cash provided by operating
    activities (a)                                $2,583,856        $2,796,972       $3,560,858        $3,361,696       $2,224,822
Net change in operating assets and
    liabilities (a)                                 (117,428)           60,393         (112,004)           (7,724)         645,878
                                                  ----------        ----------       ----------        ----------       ----------
Net cash provided by operations (a)                2,466,428         2,857,365        3,448,854         3,353,972        2,870,700
Increase in working capital reserves                      --          (176,978)        (400,571)         (831,254)        (347,986)
                                                  ----------        ----------       ----------        ----------       ----------
Cash from operations (b)                           2,466,428         2,680,387        3,048,283         2,522,718        2,522,714
Decrease in working capital reserves                 159,767                --               --                --               --
                                                  ----------        ----------       ----------        ----------       ----------
Distributable cash from operations (b)            $2,626,195        $2,680,387       $3,048,283        $2,522,718       $2,522,714
                                                  ==========        ==========       ==========        ==========       ==========

Allocation to General Partner                     $   24,664        $   26,804       $   30,483        $   25,228       $   25,224
Allocation to Investors                            2,601,552         2,653,583        3,017,800         2,497,490        2,497,490
Allocation to John Hancock Limited Partner                --                --               --                --               --
                                                  ----------        ----------       ----------        ----------       ----------
                                                  $2,626,195        $2,680,387       $3,048,283        $2,522,718       $2,522,714
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

On February 12, 1999, the Partnership made a cash distribution in the aggregate amount of $656,316 to the General Partner and the Investors. The distribution was based on Distributable Cash from Operations for the year ended December 31, 1998, less amounts previously distributed. These amounts were distributed in accordance with the Partnership Agreement and represented a 6.3% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will be able to make cash distributions with respect to Distributable Cash from Operations during 1999 comparable to those made during 1998.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant as of and for the year ended December 31, 1998 are also supplied.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a-b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1998 were as follows:

                  Name                                               Title                                                   Age
                  ----                                               -----                                                   ---

         William M. Fitzgerald                            President and Director                                              55
         Malcolm G. Pittman, III                          Director                                                            47
         Susan M. Shephard                                Director                                                            46
         Richard E. Frank                                 Treasurer (Chief Accounting Officer)                                37

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


                  Name                                               Title                                                   Age
                  ----                                               -----                                                   ---

         Edward P. Dowd                                   Senior Vice President of                                            56
                                                          John Hancock's Real Estate
                                                          Investment Group

         Kevin McGuire                                    Vice President of John Hancock's                                    52
                                                          Real Estate Investment Group,
                                                          President of John Hancock Realty
                                                          Services Corp. and subsidiaries

         Stephen Kindl                                    Senior Investment Officer of                                        41
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

(e)  BUSINESS EXPERIENCE

William M. Fitzgerald (age 55) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1999. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman III (age 47) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1999. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 46) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1999. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 37) joined John Hancock in 1983. He served as Treasurer of the General Partner from June 1993 until March 1999. Mr. Frank had been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 56) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 52) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 41) joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

Virginia H. Lomasney (age 37) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1998 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1998 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1998.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 1998, 1997 and 1996.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for Partnership properties. In such circumstances, the Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 1998, 1997 and 1996.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1998, 1997 and 1996.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $228,796, $205,824 and $160,863 of such expenses during the years ended December 31, 1998, 1997 and 1996, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 1998, 1997 and 1996.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $24,664, $26,804 and $30,483 for the years ended December 31, 1998, 1997 and 1996, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 1998, 1997 and 1996.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales, Financings or Repayments was $124,875, $405,842 and $245,587 during the years ended December 31, 1998, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 1998, 1997 and 1996.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $17,379, $18,045 and $14,571 during the years ended December 31, 1998, 1997 and 1996, respectively. The John Hancock Limited Partner's share of such Profits and Losses were losses of $0, $0 and $70,487 during the years ended December 31, 1998, 1997, and 1996, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1998:

                                                                                            Years Ended December 31,
                                                                                  1998                1997               1996
                                                                                  ----                ----               ----

Reimbursement for Operating
    Expenses                                                                    $228,796            $205,824            $160,863
General Partner Share of Distributable
    Cash from Operations                                                          24,664              26,804              30,483
John Hancock Limited Partner's share of
    Cash from Sales, Financings or Repayments                                    124,875             405,842             245,587
General Partner Share of Profits/
    (Losses) for tax purposes                                                     17,379              18,045              14,571

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

The General Partner believes that this indemnification applies to costs incurred in the legal proceedings described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $117,884, $54,092 and $41,475 relating to such legal proceedings in the years ended December 31, 1998, 1997 and 1996, respectively.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       (1) and (2)      -   Listed on Index to Financial Statements and
                               Financial Statement Schedules.

          (3)              -   Listing of Exhibits

      Page Number
      or Exhibit                                                                              Page Number or
     Number Under                                                                            Incorporation by
    Regulation S-K                     Description                                               Reference
    --------------                     -----------                                           ----------------

     4                Instruments defining the rights of security holders

         4.1          Amended Agreement of                                              Exhibit A to the Prospectus
                      Limited Partnership*                                              filed under the Partnership's
                                                                                        Amendment No. 1 to Form S-11
                                                                                        Registration Statement
                                                                                        (File 33-15630)

         4.2          Subscription Agreement                                            Exhibit C to the Prospectus
                      Signature Page and Power of                                       filed under the Partnership's
                      Attorney whereby a subscriber                                     Form S-11
                      agrees to purchase Units and                                      Registration
                      adopts the provisions of the                                      Statement
                      Amended Agreement of Limited Partnership*                         (File 33-15630)

         4.3          Copy of Certificate of                                            Exhibit 4.3 to the Partnership's
                      Limited Partnership filed                                         Form S-11 Registration
                      with the Massachusetts Secretary                                  Statement
                      of State on June 30, 1987*                                        (File 33-15630)

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     10               Material contracts and other documents

         10.1         Form of Escrow Agreement*                                         Exhibit 10.1 to the
                                                                                        Partnership's Form S-11
                                                                                        Registration Statement
                                                                                        (File 33-15630)

         10.2         Letter from John Hancock                                          Exhibit 10.2 to the
                      Subsidiaries, Inc. containing                                     Partnership's Form S-11
                      undertaking as to the net                                         Registration Statement
                      worth of the General Partner*                                     (File 33-15630)

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

              (b)     Mortgage Deed and Security                                        Exhibit 10.3 (b) to
                      Agreement between John Hancock                                    the Partnership's
                      Realty Income Fund-II Limited                                     Report on Form 10-K
                      Partnership and Trustees of                                       dated December 31, 1987
                      205 Newbury Associates*                                           (File 33-15630)

         10.4         Documents relating to Park Square Shopping Center

              (a)     Agreement of Purchase and Sale                                    Exhibit 10.4(a) to the
                      dated April 11, 1988, between                                     Partnership's Post-Effective
                      Carolyn M. Johnson, as                                            Amendment No. 2 to
                      Personal Representative of the                                    Form S-11 Registration Statement
                      Estate of Curtis O. Johnson and                                   (File 33-15630)
                      John Hancock Realty Equities, Inc. *


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

         10.5         Documents relating to Fulton Business Park

              (a)     Agreement of Purchase and                                         Exhibit 10.5(a) to the
                      Sale dated August 10, 1988,                                       Partnership's Post Effective
                      between Fulton Business Park                                      Amendment No. 3 to
                      Associates and John Hancock                                       Form S-11 Registration Statement
                      Realty Equities, Inc.*                                            (File 33-15630)

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

              (e)     Deed-in-lieu of Foreclosure                                       Exhibit 1 to Amendment
                      between Siete Properties IV                                       Number 1 to the Partnerships
                      General Partnership and                                           Report on Form 10-K
                      John Hancock Realty Income                                        dated December 31, 1991
                      Fund-II Limited Partnership *                                     (File 0-17664)

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

              (b)     Agreement Concerning Subcontracting                               Exhibit 10.10(b) to the
                      of Management Services Pertaining to                              Partnership's Report on
                      John Hancock Realty Income Fund-II                                Form 10-K dated
                      Limited Partnership dated May 28, 1993                            December 31, 1993
                      between John Hancock Realty Equities,                             (File 0-17664)
                      Inc., Hancock Realty Investors, Inc. and
                      John Hancock Mutual Life Insurance Company*

         10.11        Documents relating to Executive
                      Compensation Plans and Arrangements

              (a)     Amended Agreement of Limited Partnership *                        Exhibit A to the Prospectus filed
                                                                                        under the Partnership's Amendment
                                                                                        No. 1 to Form S-11 Registration
                                                                                        Statement (File 33-15630)

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)  Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-47.


---------------------------------------
+Filed herewith
*Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.


                                     JOHN HANCOCK REALTY INCOME FUND-II
                                     LIMITED PARTNERSHIP

                                     By: John Hancock Realty Equities, Inc.
                                         General Partner



                                     By:
                                         ---------------------------------------
                                         William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1999.


           Signatures                                                  Title
           ----------                                                  -----



                                                              President (Principal Executive Officer) and
                                                              Director of John Hancock Realty Equities,
-----------------------------                                 Inc. (General Partner of Registrant)
William M. Fitzgerald



                                                              Treasurer (Chief Accounting Officer)
                                                              of John Hancock Realty Equities, Inc.
-----------------------------                                 (General Partner of Registrant)
Virginia H. Lomasney



                                                              Director of John Hancock Realty Equities,
-----------------------------                                 Inc. (General Partner of Registrant)
Malcolm G. Pittman, III



                                                              Director of John Hancock Realty Equities,
-----------------------------                                 Inc. (General Partner of Registrant)
Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)


                          INDEX TO FINANCIAL STATEMENTS


             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP


                              BOSTON, MASSACHUSETTS

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 8 AND 14(a) (1) AND (2))


(1)    (a)    Financial Statements of the Registrant                                                     Page
                                                                                                         ----

              Report of Independent Auditors                                                              F-3
              Balance Sheets at December 31, 1998 and 1997                                                F-4
              Statements of Operations for the Years Ended
              December 31, 1998, 1997 and 1996                                                            F-5
              Statements of Partners' Equity for the Years Ended
              December 31, 1998, 1997 and 1996                                                            F-6
              Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996                                                            F-7
              Notes to Financial Statements                                                               F-8

       (b)    Financial Statements of the Investee

              Report of Independent Auditors                                                             F-19
              Balance Sheet at December 31, 1998                                                         F-20
              Statement of Operations for the Year Ended December 31, 1998                               F-21
              Statement of Partners' Equity for the Year Ended December 31, 1998                         F-22
              Statement of Cash Flows for the Year Ended December 31, 1998                               F-23
              Notes to Financial Statements                                                              F-24

              Report of Independent Auditors                                                             F-29
              Balance Sheet at December 31, 1997                                                         F-30
              Statement of Operations for the Year Ended December 31, 1997                               F-31
              Statement of Partners' Equity for the Year Ended December 31, 1997                         F-32
              Statement of Cash Flows for the Year Ended December 31, 1997                               F-33
              Notes to Financial Statements                                                              F-34

              Report of Independent Auditors                                                             F-39
              Balance Sheet at December 31, 1996                                                         F-40
              Statement of Operations for the Year Ended December 31, 1996                               F-41
              Statement of Partners' Equity for the Year Ended December 31, 1996                         F-42
              Statement of Cash Flows for the Year Ended December 31, 1996                               F-43
              Notes to Financial Statements                                                              F-44


(2)    Financial Statement Schedules

         Schedule III:     Real Estate and Accumulated Depreciation                                      F-47
         Schedule IV:      Mortgage Loans on Real Estate                                                 F-48

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                ERNST & YOUNG LLP

Boston, Massachusetts
February 10, 1999

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                  December 31,
                                                                                        1998                       1997
                                                                                        ----                       ----

Cash and cash equivalents                                                             $ 3,261,458               $ 3,393,737
Restricted cash                                                                           122,222                   100,987
Other assets                                                                               56,769                    84,802


Deferred expenses, net of accumulated
   amortization of $1,400,374 in 1998
   and $1,181,419 in 1997                                                                 732,094                   847,637


Real estate loans                                                                               -                 1,700,000

Investment in joint venture                                                             6,971,992                 7,284,761

Investment in property:

   Land                                                                                 5,040,000                 5,040,000
   Buildings and improvements                                                          14,218,208                14,218,208
                                                                                      -----------               -----------
                                                                                       19,258,208                19,258,208
   Less:  accumulated depreciation                                                      4,822,969                 4,349,042
                                                                                      -----------               -----------
                                                                                       14,435,239                14,909,166
                                                                                      -----------               -----------

       Total assets                                                                   $25,579,774               $28,321,090
                                                                                      ===========               ===========


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses                                                 $   171,824               $   146,933

Accounts payable to affiliates                                                            211,644                   125,905
                                                                                      -----------               -----------
       Total liabilities                                                                  383,468                   272,838

Partners' equity/(deficit):

   General Partner's deficit                                                             (185,981)                 (175,225)
   Limited Partners' equity                                                            25,382,287                28,223,477
                                                                                      -----------               -----------

       Total partners' equity                                                          25,196,306                28,048,252
                                                                                      -----------               -----------

       Total liabilities and partners' equity                                         $25,579,774               $28,321,090
                                                                                      ===========               ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                                                         Years Ended December 31,

                                                                             1998                  1997                  1996
                                                                             ----                  ----                  ----

Income:

     Rental income                                                        $2,118,686            $2,160,549            $2,505,925
     Income from joint venture                                               716,157               704,292               701,988
     Interest income                                                         226,635               395,621               877,475
                                                                          ----------            ----------            ----------

         Total income                                                      3,061,478             3,260,462             4,085,388

Expenses:

     Depreciation                                                            473,927               473,927               615,000
     Property operating expenses                                             357,638               345,947               651,925
     General and administrative expenses                                     550,181               346,657               375,330
     Amortization of deferred expenses                                       218,955               225,207               279,665
     Loss on sale of property                                                     --                    --               561,341
                                                                          ----------            ----------            ----------
         Total expenses                                                    1,600,701             1,391,738             2,483,261
                                                                          ----------            ----------            ----------

         Net income                                                       $1,460,777            $1,868,724            $1,602,127
                                                                          ==========            ==========            ==========


Allocation of net income:

     General Partner                                                      $   14,608            $   18,687            $   16,021
     John Hancock Limited Partner                                                 --                    --               (41,165)
     Investors                                                             1,446,169             1,850,037             1,627,271
                                                                          ----------            ----------            ----------
                                                                          $1,460,777            $1,868,724            $1,602,127
                                                                          ==========            ==========            ==========

         Net income per Unit                                              $     0.56            $     0.71            $     0.63
                                                                          ==========            ==========            ==========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            General              Limited
                                                                            Partner             Partners                Total
                                                                            --------           -----------           -----------


Partners' equity/(deficit) at January 1, 1996
   (2,601,552 Units outstanding)                                            (152,910)           39,226,989            39,074,079

Less:     Cash Distributions                                                 (29,168)           (2,887,723)           (2,916,891)

Add:      Net Income                                                          16,021             1,586,106             1,602,127
                                                                            --------           -----------           -----------

Partners' equity/(deficit) at December 31, 1996
   (2,601,552 Units outstanding)                                            (166,057)           37,925,372            37,759,315

Less:  Cash Distributions                                                    (27,855)          (11,551,932)          (11,579,787)

Add:  Net Income                                                              18,687             1,850,037             1,868,724
                                                                            --------           -----------           -----------

Partners' equity/(deficit) at December 31, 1997
   (2,601,552 Units outstanding)                                           ($175,225)          $28,223,477           $28,048,252

Less:  Cash Distributions                                                    (25,364)           (4,287,359)           (4,312,723)

Add:  Net Income                                                              14,608             1,446,169             1,460,777
                                                                            --------           -----------           -----------

Partners' equity/(deficit) at December 31, 1998
   (2,601,552 Units outstanding)                                           ($185,981)          $25,382,287           $25,196,306
                                                                            ========           ===========           ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                              1998                  1997                  1996
                                                                              ----                  ----                  ----

Operating activities:
   Net income                                                              $1,460,777            $1,868,724            $1,602,127

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                            473,927               473,927               615,000
      Amortization of deferred expenses                                       218,955               225,207               279,665
      Loss on sale of property                                                     --                    --               561,341
      Write-off of unamortized leasing costs
         due to sale                                                               --                    --               122,403
      Cash distributions over/(under) equity
         in income from joint venture                                         312,769               289,507               268,318
                                                                           ----------            ----------            ----------
                                                                            2,466,428             2,857,365             3,448,854
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                  (21,235)               10,625                20,655
      Decrease/(increase) in other assets                                      28,033                27,960                (5,166)
      (Decrease)/increase in accounts payable
         and accrued expenses                                                  24,891              (135,892)               43,259
      Increase in accounts payable to
         affiliates                                                            85,739                36,914                53,256
                                                                           ----------            ----------            ----------
           Net cash provided by operating activities                        2,583,856             2,796,972             3,560,858

Investing activities:
   Principal payments on real estate loans                                  1,700,000             3,545,361             1,311,798
   Proceeds from sale of property                                                  --                    --             3,313,190
   Increase in deferred expenses and other assets                            (103,412)              (38,799)             (119,359)
                                                                           ----------            ----------            ----------
           Net cash provided by investing
               activities                                                   1,596,588             3,506,562             4,505,629

Financing activities:
   Cash distributed to Partners                                            (4,312,723)          (11,579,787)           (2,916,891)
                                                                           ----------            ----------            ----------
           Net cash used in financing activities                           (4,312,723)          (11,579,787)           (2,916,891)
                                                                           ----------            ----------            ----------

           Net increase/(decrease) in cash
               and cash equivalents                                          (132,279)           (5,276,253)            5,149,596

           Cash and cash equivalents at beginning
               of year                                                      3,393,737             8,669,990             3,520,394
                                                                           ----------            ----------            ----------

           Cash and cash equivalents at end
               of year                                                     $3,261,458            $3,393,737            $8,669,990
                                                                           ==========            ==========            ==========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,194 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits.

         Real estate loans are recorded at amortized cost unless it is determined by the General Partner that in economic substance the loan represents an investment in property or joint venture. In such instances, these investments are accounted for using the equity method.

         Investments in property are recorded at cost. Cost includes the initial purchase price of the property plus acquisition costs and the cost of significant improvements.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three years ended December 31, 1998, 1997 and 1996 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $228,796 $205,824 and $160,863, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, during the three years ended December 31, 1998, 1997 and 1996 the Partnership incurred $117,884, $54,092 and $41,475, respectively, which amounts are included in the Statements of Operations, and represent the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

         The General Partner also believes that this indemnification applies to the complaint filed in the Superior Court of California for County of Los Angeles described in Note 10. Accordingly the Partnership incurred and paid $35,138 for the year ended December 31, 1998, which amount is included in the Statements of Operations, and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to this complaint.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.     INVESTMENT IN PROPERTY (CONTINUED)

         At December 31, 1998, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                                                 1999                    $2,116,629
                                                 2000                     1,667,371
                                                 2001                     1,460,491
                                                 2002                     1,142,563
                                                 2003                       963,662
                                                 Thereafter               2,303,766
                                                                         ----------
                                                                         $9,654,482
                                                                         ==========

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. During the years ended December 31, 1994 and 1993, the partners in QOCC-1 Associates were required to make additional capital contributions towards the funding of leasing costs incurred at the property. In accordance with the terms of the partnership agreement of QOCC-1 Associates, the Affiliated Joint Venture contributed 95% of such additional capital. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1998, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

         Summarized financial information for QOCC-1 Associates is as follows:

                                                                                                    Financial Position at
                                                                                                        December 31,
                                                                                                  1998                  1997
                                                                                                  ----                  ----
           Current assets                                                                      $   535,140           $   148,840
           Deferred expenses, net                                                                1,280,719             1,530,759
           Other assets                                                                          1,330,111             1,544,230
           Investment in property, net                                                          11,590,339            11,951,074
                                                                                               -----------           -----------
               Total assets                                                                    $14,736,309           $15,174,903
                                                                                               ===========           ===========

           Current liabilities                                                                 $   484,303          $    251,928
           Partners' equity                                                                     14,252,006            14,922,975
                                                                                               -----------           -----------
               Total liabilities and equity                                                    $14,736,309           $15,174,903
                                                                                               ===========           ===========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.     INVESTMENT IN JOINT VENTURE (CONTINUED)

                                                                                              Results of Operations
                                                                                            Years Ended December 31,
                                                                                  1998                1997               1996
                                                                                  ----                ----               ----

           Total income                                                       $2,788,939          $2,761,035          $2,754,712
           Total expenses                                                      1,198,608           1,212,058           1,220,531
                                                                              ----------          ----------          ----------
               Net income                                                     $1,590,331          $1,548,977          $1,534,181
                                                                              ==========          ==========          ==========

         The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $14,009,111 and $14,634,651 at December 31, 1998 and 1997,
         respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,432,312, $1,408,588 and $1,403,992 for the years ended December 31, 1998, 1997 and 1996, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

8.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                                              Unamortized Balance at December 31,

                        Description                                                               1998               1997
                        -----------                                                               ----               ----

           $35,072 acquisition fee for 205 Newbury St.
           loan.  This amount is amortized
           over the term of the loan.                                                                 --            $    948

           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture.  This amount
           is amortized over a period of 31.5 years.                                             104,549             109,402

           $1,203,097 acquisition fees paid to the
           General Partner.   Prior to June 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to June 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.                                      363,761             485,015

           $169,770 of tenant improvements.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                                                  38,235              33,788

           $571,649 of lease commissions.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                                                 225,549             218,484
                                                                                                --------            --------
                                                                                                $732,094            $847,637
                                                                                                ========            ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                            Years Ended December 31,
                                                                                 1998                 1997              1996
                                                                                 ----                 ----              ----


           Net income per Statements of Operations                            $1,460,777          $1,868,724          $1,602,127


           Add/(deduct):     Excess of tax loss over book
                               loss on disposition of assets                          --                  --            (399,844)
                             Excess of book depreciation
                               over tax depreciation                              77,588              76,564             106,526
                             Excess of book amortization
                               over tax amortization                              73,549              78,124              96,007
                             Other income and expense                            126,024            (218,880)             52,278
                                                                              ----------         -----------          ----------

           Net income for federal income tax purposes                         $1,737,938          $1,804,532          $1,457,094
                                                                              ==========          ==========          ==========


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

         The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.    CONTINGENCIES  (CONTINUED)

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred approximately $446,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $268,000 relates to the Partnership's own defense and approximately $178,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

         The Partnership has incurred approximately $105,000 in legal expenses in connection with the above described lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $70,000 relates to the Partnership's own defense and approximately $35,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

11.    SUBSEQUENT EVENTS

       On February 12, 1999, the Partnership made a cash distribution to the Investors from Distributable Cash from Operations in the amount of $650,388.

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                              QOCC-1 ASSOCIATES

                              DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                                            PAGE


INDEPENDENT AUDITORS' REPORT                                                F-19


FINANCIAL STATEMENTS


         BALANCE SHEET                                                      F-20


         STATEMENT OF INCOME                                                F-21


         STATEMENT OF PARTNERS' EQUITY                                      F-22


         STATEMENT OF CASH FLOWS                                            F-23


         NOTES TO FINANCIAL STATEMENTS                                      F-24

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

         We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1998, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Bethesda, Maryland
January 11, 1999

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1998

--------------------------------------------------------------------------------------------
                                             ASSETS
--------------------------------------------------------------------------------------------
RENTAL PROPERTY
--------------------------------------------------------------------------------------------
    Land                                                                        $ 3,670,000
--------------------------------------------------------------------------------------------
    Land improvements                                                                35,425
--------------------------------------------------------------------------------------------
    Building                                                                     11,461,343
--------------------------------------------------------------------------------------------
    Building improvements                                                            92,888
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                                 15,259,656
--------------------------------------------------------------------------------------------
Less accumulated depreciation                                                     3,669,317
--------------------------------------------------------------------------------------------
                                                                                 11,590,339
--------------------------------------------------------------------------------------------
OTHER ASSETS
--------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                       535,140
--------------------------------------------------------------------------------------------
    Prepaid taxes and insurance                                                     103,669
--------------------------------------------------------------------------------------------
    Prepaid leasing commissions                                                     129,482
--------------------------------------------------------------------------------------------
    Deferred rent concessions                                                     1,280,719
--------------------------------------------------------------------------------------------
    Leasing costs, less accumulated amortization of $1,056,405                    1,096,960
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                                  3,145,970
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                                $14,736,309
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                LIABILITIES AND PARTNERS' EQUITY
--------------------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------------------
    Accounts payable and accrued expenses                                       $    16,806
--------------------------------------------------------------------------------------------
    Security deposit                                                                231,957
--------------------------------------------------------------------------------------------
    Advanced rent                                                                   235,540
--------------------------------------------------------------------------------------------
                                                                                    484,303
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
COMMITMENT                                                                                -
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
PARTNERS' EQUITY                                                                 14,252,006
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                                $14,736,309
--------------------------------------------------------------------------------------------


                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998

Revenue
    Rental income-base                                                            $2,691,797
    Rental income-reimbursements                                                      83,409
    Interest income                                                                   13,733
                                                                                  ----------

           Total revenue                                                           2,788,939

Expenses
    Accounting                                                  $  8,565
    Miscellaneous                                                  1,537
    Commissions                                                   86,320
    Depreciation and amortization                                592,307
    Insurance                                                      5,749
    Management fees                                               52,983
    Personnel services                                            66,152
    Repairs and maintenance                                      173,209
    Supplies                                                       2,836
    Taxes                                                        205,711
    Utilities                                                      3,239
                                                                --------

           Total expenses                                                          1,198,608
                                                                                  ----------

           NET INCOME                                                             $1,590,331
                                                                                  ==========



                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

                                       Equity at                                                  Equity at
                                        January              Net            Distributions         December
                                        1, 1998            Income                                 31, 1998
                                      -----------        ----------         -------------        -----------

JH Quince Orchard Partners            $14,634,651        $1,432,312          $(2,057,852)        $14,009,111

Quad Properties, Inc.                     288,324           158,019             (203,448)            242,895
                                      -----------        ----------         -------------        -----------

                                      $14,922,975        $1,590,331          $(2,261,300)        $14,252,006
                                      ===========        ==========         =============        ===========





                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
-------------------------------------------------------------------------------------------------------------
    Net income                                                                                   $  1,590,331
-------------------------------------------------------------------------------------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities
-------------------------------------------------------------------------------------------------------------
        Depreciation and amortization                                                                 592,307
-------------------------------------------------------------------------------------------------------------
        Increase in prepaid taxes and insurance                                                       (3,669)
-------------------------------------------------------------------------------------------------------------
        Decrease in prepaid leasing commissions                                                        86,320
-------------------------------------------------------------------------------------------------------------
        Decrease in deferred rent concessions                                                          31,555
-------------------------------------------------------------------------------------------------------------
        Increase in leasing costs                                                                       (584)
-------------------------------------------------------------------------------------------------------------
        Decrease in accounts payable and accrued expenses                                             (3,168)
-------------------------------------------------------------------------------------------------------------
        Increase in advanced rent                                                                     235,540
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                                2,528,632
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
-------------------------------------------------------------------------------------------------------------
    Investment in rental property                                                                    (12,990)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                     (12,990)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
-------------------------------------------------------------------------------------------------------------
    Distributions to partners                                                                     (2,261,300)
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                                  (2,261,300)
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
           NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  254,342
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning                                                                  280,798
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end                                                                   $    535,140
-------------------------------------------------------------------------------------------------------------



                        See notes to financial statements

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



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

                                December 31, 1998



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

    Future minimum base rental payments due under the noncancelable operating lease are as follows:

                               -------------------------------------------------
                                    Year ending December 31,
                               -------------------------------------------------

                               -------------------------------------------------
                                              1999                 $  2,791,436
                               -------------------------------------------------
                                              2000                    2,861,222
                               -------------------------------------------------
                                              2001                    2,932,752
                               -------------------------------------------------
                                              2002                    3,006,071
                               -------------------------------------------------
                                              2003                    3,081,223
                                                                  ---
                                           Thereafter                   515,633
                               -------------------------------------------------

                               -------------------------------------------------
                                                                   $ 15,188,337
                               -------------------------------------------------

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998



NOTE C - RELATED PARTY TRANSACTION

    During 1998, the partnership incurred charges of approximately $121,827 for management fees, personnel services and supplies provided by affiliates of one of the partners.

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

NOTE E - CONCENTRATION OF CREDIT RISK

    The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1998, the uninsured portion of the cash balances held at the banks was $131,957.

                          FINANCIAL STATEMENTS AND
                        INDEPENDENT AUDITORS' REPORT

                              QOCC-1 ASSOCIATES

                              DECEMBER 31, 1997

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                                           PAGE


INDEPENDENT AUDITORS' REPORT                                               F-29


FINANCIAL STATEMENTS


         BALANCE SHEET                                                     F-30


         STATEMENT OF INCOME                                               F-31


         STATEMENT OF PARTNERS' EQUITY                                     F-32


         STATEMENT OF CASH FLOWS                                           F-33


         NOTES TO FINANCIAL STATEMENTS                                     F-34

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




Bethesda, Maryland
January 8, 1998

------------------------------------------------------------------------------------------------------------

                                                 QOCC-1 Associates
                                                   BALANCE SHEET
                                                 December 31, 1997

                                                      ASSETS
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
RENTAL PROPERTY
------------------------------------------------------------------------------------------------------------
    Land                                                                                        $ 3,670,000
------------------------------------------------------------------------------------------------------------
    Land improvements                                                                                35,425
------------------------------------------------------------------------------------------------------------
    Building                                                                                     11,461,343
------------------------------------------------------------------------------------------------------------
    Building improvements                                                                            79,896
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                 15,246,664
-------------------------------------------------------------------------------------------------
    Less accumulated depreciation                                                                 3,295,590
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                 11,951,074
------------------------------------------------------------------------------------------------------------
OTHER ASSETS
-------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                                       280,798
------------------------------------------------------------------------------------------------------------
    Prepaid taxes and insurance                                                                      99,999
-------------------------------------------------------------------------------------------------
    Prepaid leasing commissions                                                                     215,803
-------------------------------------------------------------------------------------------------
    Deferred rent concessions                                                                     1,312,273
-------------------------------------------------------------------------------------------------
    Leasing costs, less accumulated amortization of $837,831                                      1,314,956
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                  3,223,829
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                $15,174,903
------------------------------------------------------------------------------------------------------------
                                                                                                 ==========
------------------------------------------------------------------------------------------------------------
                               LIABILITIES AND PARTNERS' EQUITY
------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
LIABILITIES
-------------------------------------------------------------------------------------------------
    Accounts payable and accrued expenses                                                       $    19,971
-------------------------------------------------------------------------------------------------
    Security deposit                                                                                231,957
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                    251,928
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
COMMITMENT                                                                                               --
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
PARTNERS' EQUITY                                                                                 14,922,975
------------------------------------------------------------------------------------------------------------
                                                                                                 ----------
-------------------------------------------------------------------------------------------------
                                                                                                $15,174,903
-------------------------------------------------------------------------------------------------
                                                                                                 ==========
------------------------------------------------------------------------------------------------------------



                        See notes to financial statements

-------------------------------------------------------------------------------------------------

                                      QOCC-1 Associates
                                     STATEMENT OF INCOME
                                Year ended December 31, 1997

Revenue
-------------------------------------------------------------------------------------------------
    Rental income - base                                                              $2,691,797
-------------------------------------------------------------------------------------------------
    Rental income - reimbursements                                                        67,665
-------------------------------------------------------------------------------------------------
    Interest income                                                                        1,573
-------------------------------------------------------------------------------------------------
                                                                                       ---------
---------------------------------------------------------------------------------------
           Total revenue                                                               2,761,035
---------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Expenses
---------------------------------------------------------------------------------------
    Accounting                                                              $  8,250
-------------------------------------------------------------------------------------------------
    Miscellaneous                                                              2,637
---------------------------------------------------------------------------------------
    Commissions                                                               86,320
---------------------------------------------------------------------------------------
    Depreciation and amortization                                            589,198
---------------------------------------------------------------------------------------
    Insurance                                                                  5,772
---------------------------------------------------------------------------------------
    Management fees                                                           51,691
---------------------------------------------------------------------------------------
    Personnel services                                                        73,941
---------------------------------------------------------------------------------------
    Repairs and maintenance                                                  188,130
---------------------------------------------------------------------------------------
    Supplies                                                                   2,137
---------------------------------------------------------------------------------------
    Taxes                                                                    197,519
---------------------------------------------------------------------------------------
    Utilities                                                                  6,463
---------------------------------------------------------------------------------------
                                                                             -------
---------------------------------------------------------------------------------------
        Total expenses                                                                 1,212,058
---------------------------------------------------------------------------------------
                                                                                       ---------
---------------------------------------------------------------------------------------
        NET INCOME                                                                    $1,548,977
---------------------------------------------------------------------------------------
                                                                                       =========
-------------------------------------------------------------------------------------------------



                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1997




                                                 Equity at January        Net                               Equity at December
                                                      1, 1997            income         Distributions            31, 1997
                                                 _________________    ___________       _____________       __________________

JH Quince Orchard                                  $15,213,661        $ 1,408,588       $ (1,987,598)         $14,634,651
Partners

Quad Properties, Inc.                                  327,337            140,389           (179,402)             288,324
                                                 _________________    ___________       _____________       __________________
                                                   -----------        -----------       -------------         -----------
                                                 _________________    ___________       _____________       __________________

                                                   $15,540,998        $ 1,548,977       $ (2,167,000)         $14,922,975
                                                 _________________    ___________       _____________       __________________
                                                   ===========        ===========       =============         ===========
                                                 _________________    ___________       _____________       __________________



                        See notes to financial statements

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1997

Cash flows from operating activities
    Net income                                                                                  $  1,548,977
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                                589,198
        Increase in prepaid taxes and insurance                                                      (3,904)
        Decrease in accounts payable and accrued expenses                                            (9,599)
        Decrease in prepaid leasing commissions                                                       86,319
        Decrease in prepaid rent and security deposit                                              (215,131)
        Increase in deferred rent concessions                                                       (34,868)
                                                                                                ------------
           Net cash provided by operating activities                                               1,960,992
                                                                                                ------------
Cash flows from investing activities
    Investment in rental property                                                                   (16,760)
                                                                                                ------------
           Net cash used in investing activities                                                    (16,760)
                                                                                                ------------
Cash flows from financing activities
    Distributions to partners                                                                    (2,167,000)
                                                                                                ------------
           Net cash used in financing activities                                                 (2,167,000)
                                                                                                ------------
           NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (222,768)

Cash and cash equivalents, beginning                                                                 503,566
                                                                                                ------------
Cash and cash equivalents, end                                                                  $    280,798
                                                                                                ============



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

    Future minimum base rental payments due under the noncancelable operating lease are as follows:

                                 -----------------------------------------------
                                 Year ending December 31,
                                 -----------------------------------------------

                                 -----------------------------------------------
                                 1998                               $ 2,723,352
                                 -----------------------------------------------
                                 1999                                 2,791,436
                                 -----------------------------------------------
                                 2000                                 2,861,222
                                 -----------------------------------------------
                                 2001                                 2,932,752
                                 -----------------------------------------------
                                 2002                                 3,006,071
                                 -----------------------------------------------
                                 Thereafter                           3,596,856
                                 -----------------------------------------------
                                                                     ----------
                                 -----------------------------------------------
                                                                    $17,911,689
                                 -----------------------------------------------
                                                                     ==========
                                 -----------------------------------------------

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

                                DECEMBER 31, 1996

                                     QOCC-1

                                TABLE OF CONTENTS

                                                                            PAGE


INDEPENDENT AUDITORS' REPORT                                                F-39


FINANCIAL STATEMENTS


         BALANCE SHEET                                                      F-40


         STATEMENT OF INCOME                                                F-41


         STATEMENT OF PARTNERS' EQUITY                                      F-42


         STATEMENT OF CASH FLOWS                                            F-43


         NOTES TO FINANCIAL STATEMENTS                                      F-44

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
                                                                                             -----------

                                                                                              12,304,945
                                                                                             -----------
OTHER ASSETS
    Cash and cash equivalents                                                                    503,566
    Prepaid taxes and insurance                                                                   96,095
    Prepaid leasing commissions                                                                  302,122
    Deferred rent                                                                              1,277,405
    Leasing costs, less accumulated amortization
       of $619,264                                                                             1,533,523
                                                                                               3,712,711

                                                                                             $16,017,656
                                                                                             ===========
                    LIABILITIES AND PARTNERS -- EQUITY

LIABILITIES
    Accounts payable and accrued expenses                                                    $    29,570
    Prepaid rent and security deposit                                                            447,088
                                                                                             -----------
                                                                                                 476,658

COMMITMENT                                                                                             -

PARTNERS -- EQUITY                                                                            15,540,998
                                                                                             -----------
                                                                                             $16,017,656
                                                                                             ===========



                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1996


Revenue
    Rental income - base                                                                 $2,691,797
    Rental income - escalations                                                              61,015
    Interest income                                                                           1,900
                                                                                          ---------
                  Total revenue                                                           2,754,712

Expenses
    Accounting                                                                  $  8,100
    Advertising and promotion                                                      1,271
    Bad debts                                                                        576
    Commissions                                                                   86,320
    Depreciation and amortization                                                588,496
    Insurance                                                                      5,503
    Legal                                                                          1,371
    Management fees                                                               50,430
    Personnel services                                                            76,801
    Repairs and maintenance                                                      199,601
    Supplies                                                                       2,145
    Taxes                                                                        191,609
    Travel                                                                            21
    Utilities                                                                      8,287
       Total expenses                                                           --------  1,220,531
                                                                                          ---------
        NET INCOME                                                                       $1,534,181
                                                                                          =========



                        See notes to financial statements

                                QOCC-1 Associates
                          STATEMENT OF PARTNERS' EQUITY
                          Year ended December 31, 1996


                                                 Equity at January          Net                 Distri-          Equity at December
                                                      1, 1996             income                butions               31, 1996
                                                 -----------------      ----------            ------------       ------------------
JH Quince Orchard Partners                          $15,750,296         $1,403,992            $(1,940,627)           $15,213,661

Quad Properties, Inc.                                   361,521            130,189               (164,373)               327,337
                                                    -----------         ----------            ------------           -----------
                                                    $16,111,817         $1,534,181            $(2,105,000)           $15,540,998
                                                    ===========         ==========            ===========            ===========


                       See notes to financial statements

                                QOCC-1 Associates
                             STATEMENT OF CASH FLOWS
                          Year ended December 31, 1996


Cash flows from operating activities
     Net income                                                                                  $  1,534,181
     Adjustments to reconcile net income to net
     cash provided by operating activities
           Depreciation and amortization                                                              588,496
           Decrease in accounts receivable - other                                                      2,186
           Increase in prepaid taxes and insurance                                                    (1,418)
           Increase in accounts payable and accrued expenses                                           10,005
           Decrease in prepaid leasing commissions                                                     86,320
           Increase in prepaid rent and security deposit                                                  910
           Increase in deferred rent                                                                 (99,671)
                                                                                                 -------------
                                                                                                     --------
                       Net cash provided by operating activities                                    2,121,009
                                                                                                 -------------
                                                                                                     --------
Cash flows from investing activities
     Investment in rental property                                                                   (30,514)
                                                                                                 -------------
                                                                                                     --------
                       Net cash used in investing activities                                         (30,514)
                                                                                                 -------------
                                                                                                     --------
Cash flows from financing activities
     Distributions to partners                                                                    (2,105,000)
                                                                                                 -------------
                                                                                                     --------
                       Net cash used in financing activities                                      (2,105,000)
                                                                                                 -------------
                                                                                                     --------
                       NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (14,505)

Cash and cash equivalents, beginning                                                                  518,071
                                                                                                 -------------
                                                                                                     --------
Cash and cash equivalents, end                                                                   $    503,566
                                                                                                 =============
                                                                                                     ========


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

     Future minimum base rental payments due under the noncancelable operating lease are as follows:

                                  Year Ending
                                 December 31,         Amount
                                 -------------     -----------
                                  1997             $ 2,656,929
                                  1998               2,723,352
                                  1999               2,791,436
                                  2000               2,861,222
                                  2001               2,932,752
                                  Thereafter         6,602,927
                                                   -----------
                                                   $20,568,618
                                                   ===========

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

            JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1998

                                                                                           Costs Capitalized
                                                               Initial Costs to              Subsequent to
                                                                  Partnership                 Acquisition
                                                               ----------------            -----------------

                                                                           Buildings
                                                                              and
Description                            Encumbrances         Land         Improvements        Improvements
-----------                            ------------         ----         ------------        ------------

Park Square Shopping Center
Brooklyn Park, MN                              --       $2,410,000        $10,419,611           $56,619

Miami International Distribution Center
Miami, FL                                      --        2,630,000          3,729,947            12,031
                                           ------       ----------        -----------         ---------

    Total                                      --       $5,040,000        $14,149,558         $  68,650
                                           ======       ==========        ===========         =========

                                                              Gross Amount
                                                    At Which Carried at Close of Period
                                                    -----------------------------------

                                                                 Buildings
                                                                    and                       Accumulated
Description                                      Land          Improvements     Total (1)  Depreciation (4)
-----------                                      ----          ------------     ---------  ----------------

Park Square Shopping Center
Brooklyn Park, MN                             $2,410,000        $10,476,230     $12,886,230    $3,648,169

Miami International Distribution Center
Miami, FL                                      2,630,000          3,741,978       6,371,978     1,174,799
                                              ----------        -----------     -----------   -----------

    Total                                     $5,040,000        $14,218,208     $19,258,208    $4,822,969
                                              ==========        ===========     ===========    ==========

                                                                                 Life on Which
                                                                                Depreciation in
                                                                               Latest Statement
                                                       Date of        Date       of Operations
Description                                         Construction    Acquired      is Computed
-----------                                         ------------    --------   ----------------

Park Square Shopping Center
Brooklyn Park, MN                                       1988         7/15/88        30 Years (2)
                                                                                     5 years (3)
Miami International Distribution Center
Miami, FL                                               1977         7/31/89        30 Years (2)
                                                                                     5 Years (3)

    Total


1) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1998 is as follows:

                       Property                                    Amount
                       --------                                 -----------
              Park Square Shopping Center                       $12,946,829
              Miami International Distribution Center             6,580,331
                                                                -----------
                                                                $19,527,160
                                                                ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

2)   Estimated useful life for buildings
3)   Estimated useful life for improvements
4)   Reconciliation of Real Estate and Accumulated Depreciation



                                                              Years Ended December 31,
                                                   1998              1997                 1996
                                                   ----              ----                 ----
Investment in Real Estate

   Balance at beginning of year             $19,258,208       $19,258,208          $24,396,994
   Dispositions                                      --                --           (5,138,786)
   Improvements                                      --                --                   --
                                            -----------       -----------          -----------
                                            $19,258,208       $19,258,208          $19,258,208
                                            ===========       ===========          ===========
Accumulated Depreciation

   Balance at beginning of year             $ 4,349,042       $ 3,875,115          $ 4,524,369
   Additions charged to costs and expenses      473,927           473,927              615,000
   Dispositions                                      --                --           (1,264,254)
                                            -----------       -----------          -----------
   Balance at end of year                   $ 4,822,969       $ 4,349,042          $ 3,875,115
                                            ===========       ===========          ===========

            JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                      (A Massachusetts Limited Partnership)

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE
                          Year Ended December 31, 1998


                                                                Final Maturity        Periodic
Description                           Interest Rate                  Date           Payment Terms                Prior Liens
-----------                           -------------             --------------      -------------                -----------

Participating first mortgage on       9.5% per annum and        April 1, 1998       Monthly payments
an office/retail property             25% of net cash flow                          of interest only.  The
located in Boston, MA                 from property                                 principal and all accrued
                                      operations                                    but unpaid interest
                                                                                    are due on April 1,1998




                                            Principal Amount
                                            of Loans Subject
Face Amount of      Carrying Amount          To Delinquent
Mortgages (1)       of Mortgages (1)     Principal or Interest
--------------      ----------------     ---------------------

  $1,700,000               --                        --
  ==========            =========                ==========

(1) Aggregate cost for federal income tax purposes is the same as for Financial Statement purposes.



INVESTMENT IN MORTGAGE LOANS

                                                      Years Ended December 31,
                                             1998              1997                1996
                                             ----              ----                ----

Balance at beginning of year           $1,700,000        $5,245,361          $6,557,159
    New mortgage loans                         --                --                  --
    Collection of principal             1,700,000         3,545,361           1,311,798
    Foreclosures                               --                --                  --
                                      -----------        ----------          ----------
Balance at end of year                $        --        $1,700,000          $5,245,361
                                      ===========        ==========          ==========