Form 10-Q
period 1999-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1999-05-14
CIK 818257

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      MARCH 31, 1999
                               --------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        N/A
                               ----------------------
COMMISSION FILE NUMBER     0-17664
                       ------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         MASSACHUSETTS                                 04-2969061
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                     200 CLARENDON STREET, BOSTON, MA 02116
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (800) 722-5457
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                       N/A
              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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


================================================================================

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX

PART I:   FINANCIAL INFORMATION                                            PAGE

          Item 1  -   Financial Statements:

                      Balance Sheets at March 31, 1999 and
                      December 31, 1998                                       3

                      Statements of Operations for the Three
                      Months Ended March 31, 1999 and 1998                    4

                      Statements of Partners' Equity for the
                      Three Months Ended March 31, 1999 and
                      for the Year Ended December 31, 1998                    5

                      Statements of Cash Flows for the Three
                      Months Ended March 31, 1999 and 1998                    6

                      Notes to Financial Statements                        7-14

          Item 2  -   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       15-18


PART II:  OTHER INFORMATION                                                  19

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                    MARCH 31,          DECEMBER 31,
                                                                      1999                 1998
                                                                   -----------         ------------

Cash and cash equivalents                                         $ 3,419,503          $ 3,261,458
Restricted cash                                                       122,978              122,222
Other assets                                                          106,769               56,769

Deferred expenses, net of accumulated
     amortization of $1,422,482 in 1999 and
     $1,365,302 in 1998                                               674,914              732,094

Investment in joint venture                                         6,919,762            6,971,992

Investment in property:
     Land                                                           5,040,000            5,040,000
     Buildings and improvements                                    14,218,208           14,218,208
                                                                  -----------          -----------
                                                                   19,258,208           19,258,208
     Less:     accumulated depreciation                             4,941,451            4,822,969
                                                                  -----------          -----------
                                                                   14,316,757           14,435,239
                                                                  -----------          -----------

         Total assets                                             $25,560,683          $25,579,774
                                                                  ===========          ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                 363,386          $   171,824
Accounts payable to affiliates                                        222,623              211,644
                                                                  -----------          -----------
         Total liabilities                                            586,009              383,468

Partners' equity/(deficit):
     General Partner's deficit                                       (187,505)            (185,981)
     Limited Partners' equity                                      25,162,179           25,382,287
                                                                 ------------          -----------

         Total partners' equity                                    24,974,674           25,196,306
                                                                 ------------          -----------

         Total liabilities and partners' equity                   $25,560,683          $25,579,774
                                                                  ===========          ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           1999             1998
                                                         --------        ---------
Income:

     Rental income                                       $584,719         $533,719
     Income from joint venture                            201,401          191,122
     Interest income                                       38,379           85,085
                                                         --------         --------

         Total income                                     824,499          809,926

Expenses:

     Depreciation                                         118,482          118,482
     General and administrative expenses                   87,862           55,763
     Property operating expenses                          126,348           90,674
     Amortization of deferred expenses                     57,181           55,342
                                                         --------         --------

         Total expenses                                   389,873          320,261
                                                         --------         --------

         Net income                                      $434,626         $489,665
                                                         ========         ========
Allocation of net income:

     General Partner                                     $  4,346         $  4,897
     John Hancock Limited Partner                              --               --
     Investors                                            430,280          484,768
                                                         --------         --------
                                                         $434,626         $489,665
                                                         ========         ========
Net income per Unit                                      $    .17         $    .19
                                                         ========         ========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998


                                                         GENERAL          LIMITED
                                                         PARTNER         PARTNERS            TOTAL
                                                         -------         --------            -----
Partners' equity/(deficit) at January 1, 1998
    (2,601,552 Units outstanding)                       ($175,225)      $28,223,477       $28,048,252

Less:     Cash distributions                              (25,364)       (4,287,359)       (4,312,723)

Add:      Net income                                       14,608         1,446,169         1,460,777
                                                        ---------       -----------       -----------

Partner's equity/(deficit) at December 31, 1998          (185,981)       25,382,287        25,196,306
   (2,601,552 Units outstanding)

Less:     Cash distributions                               (5,870)         (650,388)         (656,258)

Add:      Net income                                        4,346           430,280           434,626
                                                        ---------       -----------       -----------

Partners' equity/(deficit) at March 31, 1999
   (2,601,552 Units outstanding)                        ($187,505)      $25,162,179       $24,974,674
                                                        =========       ===========       ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         1999               1998
                                                                         ----               ----
Operating activities:
     Net income                                                       $  434,626          $  489,665

     Adjustments to reconcile net income to
      net cash provided by operating activities:

         Depreciation                                                    118,482             118,482
         Amortization of deferred expenses                                57,181              55,342
         Cash distributions over equity in
           income from joint venture                                      52,230              68,117
                                                                       ---------          ----------
                                                                         662,519             731,606
     Changes in operating assets and liabilities:
         Decrease/(increase) in restricted cash                             (756)                 --
         Increase in other assets                                        (50,000)            (50,000)
         Increase in accounts payable and accrued expenses               191,562             178,750
         Increase in accounts payable to Affiliates                       10,978               3,115
                                                                      ----------          ----------
              Net cash provided by operating activities                  814,303             863,471

Financing activities:
     Cash distributed to Partners                                       (656,258)           (656,960)
                                                                      ----------          ----------
              Net cash used in financing activities                     (656,258)           (656,960)
                                                                      ----------          ----------
              Net increase in cash and cash
                equivalents                                              158,045             206,511

              Cash and cash equivalents at beginning
                of year                                                3,261,458           3,393,737
                                                                      ----------          ----------
              Cash and cash equivalents at end
                of period                                             $3,419,503          $3,600,248
                                                                      ==========          ==========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,154 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three months ended March 31, 1999 and 1998 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $32,119 and $34,066, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statements of Operations for the three months ended March 31, 1999 and 1998 are $12,191 and $3,462, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 1999, the Partnership has accrued a total of $190,502 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

         The General Partner also believes that this indemnification applies to the complaint filed in the Superior Court of the State of California for the County of Los Angeles described in Note 10. Accordingly, the Partnership incurred and paid $35,138 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to this complaint.

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

5.     INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                          March 31,           December 31,
                                                            1999                 1998
                                                            ----                 ----
           Park Square Shopping Center                   $12,886,230          $12,886,230
           Miami International Distribution Center         6,371,978            6,371,978
                                                         -----------          -----------
                                                         $19,258,208          $19,258,208
                                                         ===========          ===========

                                       10

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

6.     REAL ESTATE LOANS

         On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower wa obligated to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance of the loan due on April 1, 1998. In addition to these amounts, the borrower was obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date.

         Contingent interest payments, based on the net cash flow from the property, were not received from 1990 through 1995 because the property did not generate any cash flow in excess of the required minimum debt service payments. From 1996 until the loan matured, the Partnership received contingent interest payments, the sum of which is not material.

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

8.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                       Unamortized         Unamortized
                                                                       Balance at          Balance at
                        Description                                  March 31, 1999     December 31, 1998
                        -----------                                  --------------     -----------------
           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture.  This amount
           is amortized over a period of 31.5 years.                      103,336            104,549

           $1,203,097 acquisition fees paid to the
           General Partner.   Prior to June 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to June 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.               333,448            363,761

           $169,770 of tenant improvements.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                           33,330             38,235

           $571,649 of lease commissions.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                          204,800            225,549
                                                                         --------           --------
                                                                         $674,914           $732,094
                                                                         ========           ========

9.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:


                                                                        Three Months Ended March 31,
                                                                          1999              1998
                                                                          ----              -----

           Net income per Statements of Operations                       $434,626          $489,665


           Add/(deduct):     Excess of book depreciation
                             over tax depreciation                         19,351            19,138
                             Excess of book amortization
                               over tax amortization                       16,772            20,185
                             Other income and expense                          --             3,847
                                                                         --------          --------

           Net income for federal income tax purposes                    $470,749          $532,835
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

         The Partnership has incurred approximately $477,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $286,000 relates to the Partnership's own defense and approximately $191,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         The Partnership has incurred approximately $105,000 in legal expenses in connection with the above described lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $70,000 relates to the Partnership's own defense and approximately $35,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses were funded from the operations of the Partnership.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Partnership had $3,419,503 in cash and cash equivalents, $122,978 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately $2,400,000, which represents approximately 5.9% of the Investors' Invested Capital (as defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The General Partner anticipates that the Partnership will incur an aggregate amount of approximately $168,000 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1999. The current balance in the working capital reserve should be sufficient to pay such costs.

The General Partner anticipates that the Partnership will incur approximately $61,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center and Miami International Distribution Center properties during the remainder of 1999. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred a total of approximately $477,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $286,000 relates to the Partnership's own defense and approximately $191,000 relates to the indemnification of the General Partner and its Affiliates for their defense.

In addition, the Partnership incurred approximately $105,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership (see
Part II, Item 1 of this Report). Of this amount, approximately $70,000 relates to the Partnership's own defense and approximately $35,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

Cash in the aggregate amount of $656,258 generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 1999. The amount distributed to the Investors from Distributable Cash from Operations during the three months ended March 31, 1999 represented an annualized return on Investors' Invested Capital of approximately 6%. The General Partner anticipates that the Partnership will be able to make comparable cash distributions from Distributable Cash from Operations during the remaining three quarters of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the three months ended March 31, 1999 and scheduled leasing activity for each investment during the remainder of 1999:


                                        MIAMI INTERNATIONAL        PARK SQUARE          QUINCE ORCHARD
                                         DISTRIBUTION CTR.        SHOPPING CTR.         CORPORATE CTR.
                                         -----------------        -------------         --------------
Square Footage                                215,019                137,108                 99,782

Occupancy January 1, 1999                        100%                    88%                   100%

New Leases                                         0%                     0%                     0%

Lease Renewals                                     0%                     0%                     0%

Leases Expired                                     0%                     0%                     0%

Occupancy March 31, 1999                         100%                    88%                   100%

Leases Scheduled to Expire,
   Balance of 1999                                44%                     6%                     0%

Leases Scheduled to Commence,
   Balance of 1999                                44%                     1%                     0%

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. Since that time, the Miami Airport has continued to show interest in possibly acquiring the property. The General Partner will continue its efforts to negotiate with the Miami Airport Authority to agree on a mutually acceptable sale of the property. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner believes that the Miami Airport Authority's possible acquisition of the Miami International Distribution Center i) has hampered and will hamper the General Partner's ability to retain existing tenants and secure new tenants and ii) will negatively impact the General Partner's ability to list the property for sale and consummate a sale of the property.

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of more retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder 1999 and, therefore, no increase in market rental rates is anticipated.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Real estate market conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and therefore expects market conditions to remain favorable through 1999.

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

RESULTS OF OPERATIONS

Net income for the period ended March 31, 1999 was $434,626, as compared to net income of $489,665 for the same period in 1998, representing a decrease of $55,039, or 11%. This decrease is primarily due to a decrease in interest income resulting from the repayment of the 205 Newbury Associates mortgage loan and to an increase in general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                       Three Months Ended March 31,
                                                                         1999                1998
                                                                         ----                ----
     Miami International Distribution Center                             100%                 87%
     Park Square Shopping Center                                          88%                 88%
     Quince Orchard Corporate Center (Affiliated Joint Venture)          100%                100%

Rental income for the period ended March 31, 1999 increased by $51,000, or 10%, as compared to the same period during 1998 primarily due to increased rental income at the Miami International Distribution Center which secured a 29,000 square foot tenant in October of 1998 to bring the property's occupancy rate from 87% to 100%. Rental income at the Partnership's other properties was consistent between periods.

Interest income for the three months ended March 31, 1999 decreased by $46,706, or 41%, as compared to the same period in 1998. This decrease was primarily due to the repayment of the 205 Newbury Associates mortgage loan which was repaid in its entirety on April 1, 1998. Interest earned during the 1998 period was $40,375.

General and administrative expenses for the quarter ended March 31, 1999 increased by $32,100, or 56%, primarily due to higher legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                  Three Months Ended March 31,
                                                                    1999               1998
                                                                    ----               ----
Net cash provided by operating activities (a)                     $814,303           $ 863,471
Net change in operating assets and liabilities (a)                (151,784)           (131,865)
                                                                  --------           ---------
Net cash provided by operations (a)                                662,519             731,606
Increase in working capital reserves                                (5,561)            (74,648)
                                                                  --------           ---------
Cash from operations (b)                                           656,958             656,958
Decrease in working capital reserves                                    --                  --
                                                                  --------           ---------
Distributable cash from operations (b)                            $656,958           $ 656,958
                                                                  ========           =========

Allocation to General Partner                                     $  6,570           $   6,570
Allocation to Investors                                            650,388             650,388
Allocation to John Hancock Limited Partner                              --                  --
                                                                  --------           ---------
                                                                  $656,958           $ 656,958
                                                                  ========           =========

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

During the second quarter of 1999, the Partnership will make a distribution of Distributable Cash from Operations to the General Partner and Investors in the amount of $656,958. This amount represents a 6% annualized return on the remaining Investors' Invested Capital (as defined in the Partnership Agreement). This amount is allocated 1% to the General Partner and a 99% to the Investors, in accordance with the Partnership Agreement:

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1999 will be comparable to that generated during the first quarter of 1999.

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

           The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statues of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

           In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendant's demurer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trail, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

           There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                           PART II: OTHER INFORMATION
                                   (CONTINUED)


ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the first quarter of 1999.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no defaults upon senior securities during the first quarter of 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1999.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) There are no exhibits to this report
           (b) There were no Reports on Form 8-K filed during the first quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1999.


                                        John Hancock Realty Income Fund-II
                                        Limited Partnership


                                        By:  John Hancock Realty Equities, Inc.,
                                                   General Partner



                                        By: /s/ William M. Fitzgerald
                                            ------------------------------------
                                              William M. Fitzgerald, President



                                        By: /s/ Virginia H. Lomasney
                                            ------------------------------------
                                              Virginia H. Lomasney, Treasurer
                                                (Chief Accounting Officer)