Form 10-Q
period 1999-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1999-08-13
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              June 30, 1999

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
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX


PART I:       FINANCIAL INFORMATION                                                 PAGE

              Item 1     -   Financial Statements:

                             Balance Sheets at June 30, 1999 and
                             December 31, 1998                                         3

                             Statements of Operations for the Three and Six
                             Months Ended June 30, 1999 and 1998                       4

                             Statements of Partners' Equity for the
                             Six Months Ended June 30, 1999 and
                             Year Ended December 31, 1998                              5

                             Statements of Cash Flows for the Six
                             Months Ended June 30, 1999 and 1998                       6

                             Notes To Financial Statements                          7-14

              Item 2     -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations         15-20

PART II:      OTHER INFORMATION                                                       21


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                           JUNE 30,            DECEMBER 31,
                                                            1999                  1998
                                                        ------------          ------------
Cash and cash equivalents                               $  3,213,890          $  3,261,458
Restricted cash                                              122,978               122,222
Other assets                                                 136,769                56,769

Deferred expenses, net of accumulated
     amortization of $1,152,628 in 1999 and
     $1,400,374 in 1998                                      463,320               732,094

Property held for sale                                     5,408,524                    --

Investment in joint venture                                6,947,158             6,971,992

Investment in property:

     Land                                                  2,410,000             5,040,000
     Buildings and improvements                           10,476,229            14,218,208
                                                        ------------          ------------
                                                          12,886,229            19,258,208
     Less: accumulated depreciation                        3,822,773             4,822,969
                                                        ------------          ------------
                                                           9,063,456            14,435,239
                                                        ------------          ------------

         Total assets                                   $ 25,356,095          $ 25,579,774
                                                        ============          ============


        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                   $    249,729          $    171,824
Accounts payable to affiliates                               256,169               211,644
                                                        ------------          ------------
         Total liabilities                                   505,898               383,468

Partners' equity/(deficit):

     General Partners' deficit                              (188,750)             (185,981)
     Limited Partners' equity                             25,038,947            25,382,287
                                                        ------------          ------------

         Total partners' equity                           24,850,197            25,196,306
                                                        ------------          ------------

         Total liabilities and partners' equity         $ 25,356,095          $ 25,579,774
                                                        ============          ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                     1999              1998              1999               1998
                                                 ----------         ----------         ----------         ----------
Income:
     Rental income                               $  566,070         $  537,824         $1,150,789         $1,071,543
     Income from joint venture                      224,202            200,849            425,603            391,971
     Interest income                                 35,504             56,490             73,883            141,575
                                                 ----------         ----------         ----------         ----------
         Total income                               825,776            795,163          1,650,275          1,605,089

Expenses:

     Depreciation                                    87,302            118,483            205,784            236,965
     Property operating expenses                     98,681             96,539            225,029            187,213
     General and administrative expenses             70,650            163,358            158,512            219,121
     Amortization of deferred expenses               36,662             53,525             93,843            108,867
                                                 ----------         ----------         ----------         ----------

         Total expenses                             293,295            431,905            683,168            752,166
                                                 ----------         ----------         ----------         ----------

         Net income                              $  532,481         $  363,258         $  967,107         $  852,923
                                                 ==========         ==========         ==========         ==========
Allocation of net income:

     General Partner                             $    5,325         $    3,632         $    9,671         $    8,529
     John Hancock Limited Partner                        --                 --                 --                 --
     Investors                                      527,156            359,626            957,436            844,394
                                                 ----------         ----------         ----------         ----------
                                                 $  532,481         $  363,258         $  967,107         $  852,923
                                                 ==========         ==========         ==========         ==========
Net income per Unit                              $     0.20         $     0.13         $     0.37         $     0.32
                                                 ==========         ==========         ==========         ==========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1999 AND

                          YEAR ENDED DECEMBER 31, 1998

                                                           GENERAL              LIMITED
                                                           PARTNER             PARTNERS                TOTAL
                                                        ------------          ------------          ------------
Partners' equity/(deficit) at January 1, 1998
    (2,601,552 Units outstanding)                       ($   175,225)         $ 28,223,477          $ 28,048,252
Less: Cash distributions                                     (25,364)           (4,287,359)           (4,312,723)
Add: Net income                                               14,608             1,446,169             1,460,777
                                                        ------------          ------------          ------------

Partner's equity/(deficit) at December 31, 1998             (185,981)           25,382,287            25,196,306
   (2,601,552 Units outstanding)

Less: Cash distributions                                     (12,440)           (1,300,776)           (1,313,216)

Add: Net income                                                9,671               957,436               967,107
                                                        ------------          ------------          ------------

Partners' equity/(deficit) at June 30, 1999
   (2,601,552 Units outstanding)                        ($   188,750)         $ 25,038,947          $ 24,850,197
                                                        ============          ============          ============


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      1999                   1998
                                                                                   -----------          -----------
Operating activities:
     Net income                                                                    $   967,107          $   852,923
     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                  205,784              236,965
         Amortization of deferred expenses                                              93,843              108,867
         Cash distributions over equity in
           income from joint venture                                                    24,834              152,758
                                                                                   -----------          -----------
                                                                                     1,291,568            1,351,513
     Changes in operating assets and liabilities:

         Decrease/(increase) in restricted cash                                           (756)                  --
         Decrease/(increase) in other assets                                           (80,000)              14,736
         Increase/(decrease) in accounts payable
           and accrued expenses                                                         77,904              129,771
         Increase in accounts payable to
           affiliates                                                                   44,526               68,784
                                                                                   -----------          -----------
              Net cash provided by operating activities                              1,333,242            1,564,804

Investing activities:
     Principal payments on real estate loans                                                --            1,700,000
     Increase in deferred expenses                                                     (67,594)              (1,815)
                                                                                   -----------          -----------
              Net cash provided by (used in) investing activities                      (67,594)           1,698,185

Financing activities:
     Cash distributed to Partners                                                   (1,313,216)          (2,999,724)
                                                                                   -----------          -----------
              Net cash used in financing activities                                 (1,313,216)          (2,999,724)
                                                                                   -----------          -----------
              Net increase/(decrease) in cash and cash
                equivalents                                                            (47,568)             263,265
              Cash and cash equivalents at beginning
                of year                                                              3,261,458            3,393,737
                                                                                   -----------          -----------
              Cash and cash equivalents at end
                of period                                                          $ 3,213,890          $ 3,657,002
                                                                                   ===========          ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,113 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the six months ended June 30, 1999 and 1998 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $62,695 and $56,730, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statements of Operations for the six months ended June 30, 1999 and 1998 are $15,163 and $39,896, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 1999, the Partnership has accrued a total of $193,474 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.     INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                           June 30,            December 31,
                                                             1999                1998
          Park Square Shopping Center                     $12,886,230         $12,886,230
          Miami International Distribution Center                  --           6,371,978
                                                          -----------         -----------
                                                          $12,886,230         $19,258,208
                                                          ===========         ===========

         During April 1999, the Miami International Distribution Center was listed for sale. Accordingly, this property is classified as "Property Held for Sale" on the Balance Sheet at June 30, 1999 at is carrying value, which is not in excess of its estimated fair value, less selling costs.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     INVESTMENT IN PROPERTY (CONTINUED)

         On August 9, 1999, the Partnership sold the Miami International Distribution Center to a non-affiliated buyer for a net sales price of approximately $10,720,000 after deductions for commissions and selling expenses incurred in connection with the sale of the property.

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

6.     REAL ESTATE LOANS

         On March 10, 1988, the Partnership made a $1,700,000 participating non-recourse mortgage loan to a non-affiliated borrower, secured by a first mortgage on commercial real estate known as 205 Newbury Street, located in Boston, Massachusetts. Under the terms of the loan agreement, the borrower was obligated to pay interest only monthly at an annual rate of 9.5% with the entire outstanding principal balance of the loan due on April 1, 1998. In addition to these amounts the borrower was obligated to pay the Partnership 25% of the net cash flow derived from the operations of the property during the term of the loan and 25% of the Net Appreciated Value of the property (defined in the Contingent Interest Agreement) upon its sale, refinancing or mortgage maturity date.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.     INVESTMENT IN JOINT VENTURE (CONTINUED)

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

8.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                   Unamortized      Unamortized
                                                                   Balance at       Balance at
                        Description                               June 30, 1999   December 31, 1998
                        -----------                               -------------   -----------------
          $152,880 acquisition fee for investment in
          the Affiliated Joint Venture.  This amount
          is amortized over a period of 31.5 years                  102,122          104,549

          $1,203,097 acquisition fees paid to the
          General Partner Prior to June 30, 1993, this
          amount was amortized over a period of 30 years
          Subsequent to June 30, 1993, the unamortized
          balance is amortized over a period of 8.5 years           303,134          363,761

          $112,217 of tenant improvements.  These amounts
          are amortized over the terms of the leases
          to which they relate                                        5,770           38,235

          $147,754 of lease commissions.  These amounts
          are amortized over the terms of the leases
          to which they relate                                       52,294          225,549
                                                                   --------         --------
                                                                   $463,320         $732,094
                                                                   ========         ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

00

9.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                Six Months Ended June 30,
                                                                   1999               1998
                                                                ----------         ----------
          Net income per Statements of Operations               $  967,107         $  852,923

          Add/(deduct): Excess of book depreciation
                              over tax depreciation                  9,726             38,276
                        Excess of book amortization
                              over tax amortization                 31,246             40,370
                        Other income and expense                        --              7,694
                                                                ----------         ----------
          Net income for federal income tax purposes            $1,008,079         $  939,263
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

         The Partnership has incurred approximately $489,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $296,000 relates to the Partnership's own defense and approximately $193,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership are executing plans to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources. Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identification, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations, were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical systems has been completed. Similarly, most of the non-mission critical systems have been renovated and the remaining systems are expected to be renovated by the third quarter of 1999.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical systems has been completed. Similarly, the majority of non-mission critical systems have been validated and the remaining systems are expected to be validated by the third quarter of 1999. Testing facilities will be used through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and to perform reviews of "dry runs" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. Mission critical systems and most non-mission critical systems have been implemented. The few remaining non-mission critical systems are expected to be implemented by the third quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries such as stock exchanges, mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, and financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with third parties and are obtaining detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is underway. It is anticipated that testing with material business partners will continue through much of 1999. However, there is no guarantee that the systems of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee a resolution for all Year 2000 issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition or net income.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The plan is addressing John Hancock's readiness as well as that of material business partners on whom John Hancock and the Partnership depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans are being constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, repayment of mortgage loans, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Partnership had $3,213,890 in cash and cash equivalents, $122,978 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately $2.3 million, which represents approximately 5.6% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The Partnership incurred $67,594 of leasing costs at the Miami International Distribution Center and the Park Square Shopping Center during the six months ended June 30, 1999. The General Partner anticipates that the Partnership will incur an aggregate of approximately $100,000 of leasing costs at these two properties during the remainder of 1999. The current balance in the working capital reserve should be sufficient to pay such costs.

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

The Partnership has incurred approximately $489,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $1,313,216 generated from the Partnership's operations, was distributed to the General Partner and Investors during the six months ended June 30, 1999. These amounts were distributed in accordance with the Partnership Agreement. The amount distributed to the Investors from Distributable Cash from Operations during the six months ended June 30, 1999 represented an annualized return of 6.25% on remaining Investors' Invested Capital. The General Partner anticipates that the Partnership's Distributable Cash from Operations during the remainder of 1999 will be reduced by the effect of the sale of the Miami International Distribution Center (described below) which took place on August 9, 1999.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the six months ended June 30, 1999 and scheduled leasing activity for each investment during the remainder of 1999:

                                MIAMI INTERNATIONAL    PARK SQUARE     QUINCE ORCHARD
                                 DISTRIBUTION CTR.    SHOPPING CTR.    CORPORATE CTR.
                                 -----------------    -------------    --------------
Square Footage                        215,019          137,108           99,782

Occupancy January 1, 1999                 100%              88%             100%

New Leases                                  0%               0%               0%

Lease Renewals                              0%               0%               0%

Leases Expired                              0%               0%               0%

Occupancy June 30, 1999                   100%              88%             100%

Leases Scheduled to Expire,
   Balance of 1999                         44%               6%               0%

Leases Scheduled to Commence,
   Balance of 1999                         44%               1%               0%

The Miami International Distribution Center is located in an area that the Miami Airport Authority has targeted for future expansion of the airport. During May 1996, the Miami Airport Authority made an offer to purchase this property at an amount in excess of its carrying value. Since that time, the Miami Airport Authority has continued to show interest in possibly acquiring the property. The General Partner has continued its efforts to negotiate with the Miami Airport Authority to agree on a mutually acceptable sale of the property. The Miami Airport Authority has not made recent contact with the General Partner regarding this matter. It is possible that, under certain circumstances, the Miami Airport Authority could obtain this property through its powers of eminent domain, although at this time no such plans have been announced or otherwise communicated to the General Partner. The General Partner has subsequently sold the property to a non-affiliated buyer on August 9, 1999.

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

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to assist in its evaluation of whether a permanent impairment in value exists on any of the Partnership's investments.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1999 was $967,107, as compared to net income of $852,923 for the same period in 1998, representing an increase of $114,184, or 13%. This increase is primarily due to an increase in rental income, a decrease in depreciation and amortization expenses and a decrease in general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                           Six Months Ended June 30,
                                                                            1999           1998
                                                                            ----           ----
          Miami International Distribution Center                            100%          87%
          Park Square Shopping Center                                         88%          86%
          Quince Orchard Corporate Center (Affiliated Joint Venture)         100%         100%

Rental income for the six months ended June 30, 1999 increased by $79,246, or 7%, as compared to the same period during 1998 primarily due to higher average occupancy at the Miami International Distribution Center as a result of a 29,000 square foot tenant secured in October 1998, which increased the property's occupancy rate from 87% to 100%. Rental income at the Partnership's other properties was consistent between periods.

Interest income for the six months ended June 30, 1999 decreased by $67,692, or 48%, as compared to the same period in 1998. This decrease was primarily due to the repayment of the 205 Newbury Associates mortgage loan, which was repaid in its entirety on April 1, 1998.

Depreciation expense for the six months ended June 30, 1999 decreased by $31,184, or 13%, as compared to the same period in 1998. This decrease is due to the reclassification of the Miami International Distribution Center property as "Property Held for Sale" during the quarter. Accordingly, no depreciation has been recorded since the April 1999.

Property operating expenses for the six months ended June 30, 1999 increased by $37,816, or 20%, as compared to the same period in 1998. This increase was primarily due to approximately $10,000 of non-recurring maintenance and repair expenses and $13,000 of incentive property management fees paid at the Park Square Shopping Center.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the six months ended June 30, 1999 decreased by $60,609, or 28%, primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report. Excluding such legal fees, general and administrative expenses were consistent between periods.

Amortization of deferred expenses for the six months ended June 30, 1999 decreased by $15,024, or 14%, due to the reclassifying of deferred expenses for the Miami International Distribution Center to "Property Held for Sale" and, accordingly, no longer amortizing such amounts for this property.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                Six Months Ended June 30,
                                                               1999                 1998
                                                           -----------          -----------
Net cash provided by operating activities (a)              $ 1,333,242          $ 1,564,804
Net change in operating assets and liabilities (a)             (41,674)            (213,291)
                                                           -----------          -----------
Net cash provided by operations (a)                          1,291,568            1,351,513
Increase in working capital reserves                                --              (37,598)
                                                           -----------          -----------
Cash from operations (b)                                     1,291,568            1,313,915
Decrease in working capital reserves                            21,648                   --
                                                           -----------          -----------
Distributable cash from operations (b)                     $ 1,313,216          $ 1,313,915
                                                           ===========          ===========

Allocation to General Partner                              $    12,440          $    13,139
Allocation to Investors                                      1,300,776            1,300,776
Allocation to John Hancock Limited Partner                          --                   --
                                                           -----------          -----------
                                                           $ 1,313,216          $ 1,313,915
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

During the third quarter of 1999, the Partnership will make a distribution of Distributable Cash from Operations to the General Partner and Investors in the amount of $656,958. This amount represents a 6.25% annualized return on remaining Investors Invested Capital (as defined in the Partnership Agreement). This amount is allocated 1% to the General Partner and 99% to the Investors, in accordance with the Partnership Agreement.

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 1999 will be reduced by the effect of the sale of the Miami International Distribution Center that occurred on August 9, 1999.

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

           In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendant's demurer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trail, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                           PART II: OTHER INFORMATION
                                   (CONTINUED)

ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the second quarter of 1999.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no defaults upon senior securities during the second quarter of 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders of the Partnership during the second quarter of 1999.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) There are no exhibits to this report

           (b) There were no Reports on Form 8-K filed during the second quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.

                                     John Hancock Realty Income Fund-II
                                     Limited Partnership

                                     By:  John Hancock Realty Equities, Inc.,
                                          General Partner

                                          By: /s/ John M. Garrison
                                              ---------------------------------
                                              John M. Garrison, President

                                          By: /s/ Virginia H. Lomasney
                                              ---------------------------------
                                              Virginia H. Lomasney, Treasurer
                                              (Chief Accounting Officer)