Form 10-Q
period 1999-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 1999-11-15
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           SEPTEMBER 30, 1999
                               -------------------------------------------------

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


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MASSACHUSETTS                                 04-2969061
  -------------------------------           -----------------------------------
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
                                                   Yes   X        No
                                                        ---           ---

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX


PART I:       FINANCIAL INFORMATION                                                         PAGE

              Item 1     -   Financial Statements:

                             Balance Sheets at September 30, 1999 and
                             December 31, 1998                                                3

                             Statements of Operations for the Three and Nine
                             Months Ended September 30, 1999 and 1998                         4

                             Statements of Partners' Equity for the
                             Nine Months Ended September 30, 1999 and
                             Year Ended December 31, 1998                                     5

                             Statements of Cash Flows for the Nine
                             Months Ended September 30, 1999 and 1998                         6

                             Notes To Financial Statements                                 7-14

              Item 2     -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                15-20


PART II:      OTHER INFORMATION                                                              21

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)



                                       ASSETS

                                                                         SEPTEMBER 30,            DECEMBER 31,
                                                                             1999                    1998
                                                                             ----                    ----

Cash and cash equivalents                                                $13,898,454             $ 3,261,458
Restricted cash                                                              121,709                 122,222
Other assets                                                                  57,920                  56,769

Deferred expenses, net of accumulated
     amortization of $1,189,189 in 1999 and
     $1,344,298 in 1998                                                      426,759                 732,094

Investment in joint venture                                                6,959,482               6,971,992

Investment in property:
     Land                                                                  2,410,000               5,040,000
     Buildings and improvements                                           10,476,229              14,218,208
                                                                         -----------             -----------
                                                                          12,886,229              19,258,208
     Less:  accumulated depreciation                                       3,910,079               4,822,969
                                                                         -----------             -----------
                                                                           8,976,150              14,435,239
                                                                         -----------             -----------

         Total assets                                                    $30,440,474             $25,579,774
                                                                         ===========             ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                    $   304,205             $   171,824
Accounts payable to affiliates                                               283,522                 211,644
                                                                         -----------             -----------
         Total liabilities                                                   587,727                 383,468

Partners' equity/(deficit):
     General Partners' deficit                                              (132,221)               (185,981)
     Limited Partners' equity                                             29,984,968              25,382,287
                                                                         -----------             -----------

         Total partners' equity                                           29,852,747              25,196,306
                                                                         -----------             -----------

         Total liabilities and partners' equity                          $30,440,474             $25,579,774
                                                                         ===========             ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                        1999              1998               1999                  1998
                                                        ----              ----               ----                  ----

Income:

     Rental income                                   $  387,299         $  515,022         $1,538,088         $1,586,565
     Income from joint venture                          212,302            187,450            637,905            579,421
     Interest income                                    120,872             47,378            194,755            188,953
     Gain on sale of property                         5,286,379                 --          5,286,379                 --
                                                     ----------         ----------         ----------         ----------

         Total income                                 6,006,852            749,850          7,657,127          2,354,939

Expenses:

     Depreciation                                        87,306            118,482            293,090            355,447
     Property operating expenses                        145,213             86,129            370,242            273,342
     General and administrative expenses                 84,833            125,452            243,345            344,573
     Amortization of deferred expenses                   36,562             54,012            130,405            162,879
                                                     ----------         ----------         ----------         ----------

         Total expenses                                 353,914            384,075          1,037,082          1,136,241
                                                     ----------         ----------         ----------         ----------

         Net income                                  $5,652,938         $  365,775         $6,620,045         $1,218,698
                                                     ==========         ==========         ==========         ==========

Allocation of net income:

     General Partner                                 $   56,529         $    3,658         $   66,200         $   12,187
     John Hancock Limited Partner                       387,668                 --            387,668                 --
     Investors                                        5,208,741            362,117          6,166,177          1,206,511
                                                     ----------         ----------         ----------         ----------
                                                     $5,652,938         $  365,775         $6,620,045         $1,218,698
                                                     ==========         ==========         ==========         ==========

Net income per Unit                                  $     2.00         $     0.14         $     2.37         $     0.46
                                                     ==========         ==========         ==========         ==========




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                               GENERAL              LIMITED
                                                               PARTNER             PARTNERS                TOTAL
                                                               -------             --------                -----
Partners' equity/(deficit) at January 1, 1998
    (2,601,552 Units outstanding)                            ($175,225)         $ 28,223,477          $ 28,048,252

Less: Cash distributions                                       (25,364)           (4,287,359)           (4,312,723)

Add:  Net income                                                14,608             1,446,169             1,460,777
                                                             ---------          ------------          ------------

Partner's equity/(deficit) at December 31, 1998               (185,981)           25,382,287            25,196,306
   (2,601,552 Units outstanding)

Less: Cash distributions                                       (12,440)           (1,951,164)           (1,963,604)

Add:  Net income                                                66,200             6,553,845             6,620,045
                                                             ---------          ------------          ------------

Partners' equity/(deficit) at September 30, 1999
   (2,601,552 Units outstanding)                             ($132,221)         $ 29,984,968          $ 29,852,747
                                                             =========          ============          ============









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         1999                      1998
                                                                         ----                      ----

Operating activities:
     Net income                                                      $  6,620,045              $ 1,218,698

     Adjustments to reconcile net income to
     net cash provided by operating activities:

         Depreciation                                                     293,090                  355,447
         Amortization of deferred expenses                                130,405                  162,879
         Cash distributions over equity in
           income from joint venture                                       12,510                  142,362
         Gain on sale of property                                      (5,286,379)                      --
                                                                     ------------              -----------
                                                                        1,769,671                1,879,386

     Changes in operating assets and liabilities:
         Decrease in restricted cash                                          513                    4,944
         (Increase) in other assets                                        (1,152)                 (25,264)
         Increase/(decrease) in accounts payable
           and accrued expenses                                           132,381                  249,313
         Increase in accounts payable to
           affiliates                                                      71,878                   70,211
                                                                     ------------              -----------
              Net cash provided by operating activities                 1,973,291                2,178,590

Investing activities:
     Principal payments on real estate loans                                   --                1,700,000
     Increase in deferred expenses                                        (67,594)                 (23,026)
     Proceeds from sale of property                                    10,694,903                       --
                                                                     ------------              -----------
              Net cash provided by investing activities                10,627,309                1,676,974

Financing activities:
     Cash distributed to Partners                                      (1,963,604)              (3,656,680)
                                                                     ------------              -----------

              Net cash used in financing activities                    (1,963,604)              (3,656,680)
                                                                     ------------              -----------

              Net increase in cash and cash
                equivalents                                            10,636,996                  198,884

              Cash and cash equivalents at beginning
                of year                                                 3,261,458                3,393,737
                                                                     ------------              -----------

              Cash and cash equivalents at end
                of period                                            $ 13,898,454              $ 3,592,621
                                                                     ============              ===========





                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on September 30, 1987. As of September 30, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,069 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's costs, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

4.    TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the nine months ended September 30, 1999 and 1998 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $81,555 and $81,222, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1999 and 1998 are $23,744 and $72,398, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 1999, the Partnership has accrued a total of $202,055 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.    INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                       SEPTEMBER 30,              DECEMBER 31,
                                                           1999                       1998
                                                           ----                       ----

           Park Square Shopping Center                  $12,886,230                $12,886,230
           Miami International Distribution Center               -                   6,371,978
                                                        -----------                -----------
                                                        $12,886,230                $19,258,208
                                                        ===========                ===========

         On August 9, 1999 the Partnership sold the Miami International Distribution Center to a non-affiliated buyer for a net sales price of $10,694,903, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $5,286,379, representing the difference between the net sales price and the property's carrying value of $5,408,524.

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

8.    DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                           UNAMORTIZED              UNAMORTIZED
                                                                           BALANCE AT               BALANCE AT
                        DESCRIPTION                                    SEPTEMBER 30, 1999        DECEMBER 31, 1998
                        -----------                                    ------------------        -----------------
           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture.  This amount
           is amortized over a period of 31.5 years.                         $100,909                  $104,549

           $1,203,097 acquisition fees paid to the
           General Partner.   Prior to September 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to September 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.                   272,821                   363,761

           $112,217 of tenant improvements.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                                5,178                    38,235

           $147,754 of lease commissions.  These amounts
           are amortized over the terms of the leases
           to which they relate.                                               47,851                   225,549
                                                                             --------                 ---------
                                                                             $426,759                  $732,094
                                                                             ========                  ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.    FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1999                      1998
                                                                           ----                      ----
           Net income per Statements of Operations                     $6,620,045                $1,218,698

           Add/(deduct):   Excess of book gain over tax
                             gain on disposition of assets               (154,926)                        -
                           Excess of book depreciation
                             over tax depreciation                         19,452                    57,415
                           Excess of book amortization
                             over tax amortization                         62,495                    55,377
                                                                     ------------                ----------

           Net income for federal income tax purposes                  $6,547,066                $1,331,490
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

         The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred approximately $510,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $309,000 relates to the Partnership's own defense and approximately $201,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. Discovery is nearing an end in that action and trial is scheduled for January 18, 2000.

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

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership have deployed and are executing a plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources, Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identifications, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to our operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical and non-mission critical systems has been completed.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical and non-mission critical systems has been completed. John Hancock will use its testing facilities through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and performing reviews of "dry run" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. All mission critical systems and non-mission critical systems have been implemented.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries (such as exchanges), mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with these third parties, and have obtained detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is completed. Testing with other business partners will continue through the year-end, where appropriate. However, there is no guarantee that the system of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee that we will be able to resolve all of its Year 2000 Issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The contingency plans address John Hancock's and the Partnership's readiness as well as that of material business partners on whom we depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans were constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations. Contingency planning also includes specific plans, staffing, and timelines to carry out proactive assessments and monitoring of equipment and systems on the actual date rollover to Year 2000. John Hancock's millennium rollover plans have been drafted and will continue to be updated through year-end.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, litigation and indemnification claims, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Partnership had $13,898,454 in cash and cash equivalents, $121,709 in restricted cash.

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

The Partnership incurred $67,594 of leasing costs at the Miami International Distribution Center and the Park Square Shopping Center during the nine months ended September 30, 1999. The General Partner anticipates that the Partnership will incur an aggregate of approximately $29,000 of leasing costs during the remainder of 1999. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $43,900 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during the nine months ended September 30, 1999. The General Partner anticipates that the Partnership will incur approximately $17,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during the remainder of 1999. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $510,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $309,000 relates to the Partnership's own defense and approximately $201,000 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the aggregate amount of $1,963,600 generated from the Partnership's Operations, was distributed to the Partners during the nine months ended September 30, 1999. These amounts were distributed in accordance with the Partnership Agreement. The amount distributed to the Investors from Distributable Cash from Operations during the nine months ended September 30, 1999 represented an annualized return of 6.25% on remaining Investors' Invested Capital. The General Partner anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1999 will be reduced as an effect of the sale of the Miami International Distribution Center (described below) which occurred on August 9, 1999.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the nine months ended September 30, 1999 and scheduled leasing activity for each investment during the remainder of 1999:

                                              PARK SQUARE         QUINCE ORCHARD
                                             SHOPPING CTR.        CORPORATE CTR.
                                             -------------        --------------

Square Footage                                  137,108              99,782

Occupancy January 1, 1999                           88%                100%

New Leases                                           0%                  0%

Lease Renewals                                       0%                  0%

Leases Expired                                       0%                  0%

Occupancy September 30, 1999                        88%                100%

Leases Scheduled to Expire,
   Balance of 1999                                   6%                  0%

Leases Scheduled to Commence,
   Balance of 1999                                   1%                  0%

On August 9, 1999, the Partnership sold the Miami International Distribution Center to a non-affiliated buyer for a gross sales price of $11,250,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $10,694,903 resulting in a gain of $5,286,379, representing the difference between the net sales price and the property`s carrying value of $5,408,524.

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of more retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive for at least the remainder 1999 and, therefore, no increase in market rental rates is anticipated.

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

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1998 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal in order to determine whether an impairment in values existed. Based upon such evaluations, the General Partner determined that no impairment in values existed and, therefore, no write-downs were recorded.

The General Partner will continue to conduct periodic property and investment valuations, using internal or independent appraisals, in order to assist in its evaluation of whether an impairment in value exists on any of the Partnership's investments.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1999 was $6,620,045, as compared to net income of $1,218,698 for the same period in 1998. This increase is the result of the inclusion of a non-recurring gain of $5,286,379 from the sale of the Miami International Distribution Center during the third quarter of 1999. Excluding the results of this gain, net income for the nine months ended September 30, 1999 increased by $114,968, or 9%, as compared to the prior year. This increase is primarily due to a decrease in general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1999                   1998
                                                                        ----                   ----

   Miami International Distribution Center                               --                     87%
   Park Square Shopping Center                                           88%                    88%
   Quince Orchard Corporate Center (Affiliated Joint Venture)           100%                   100%

Rental income for the nine months ended September 30, 1999 decreased by $48,477, or 3%, as compared to the same period during 1998 primarily due to the sale of the Miami International Distribution Center during the third quarter of 1999. Rental income at the Partnership's other properties was consistent between periods.

Depreciation expense for the nine months ended September 30, 1999 decreased by $62,357, or 18%, as compared to the same period in 1998. This decrease is due to the reclassification of the Miami International Distribution Center property as "Property Held for Sale" during the second quarter of 1999. Accordingly, no depreciation expense has been recorded on this property since April 1999.

Property operating expenses for the nine months ended September 30, 1999 increased by $96,900, or 35%, as compared to the same period in 1998. This increase was primarily due to approximately $43,900 of non-recurring maintenance and repair expenses and $13,000 of incentive property management fees paid at the Park Square Shopping Center.

General and administrative expenses for the nine months ended September 30, 1999 decreased by $101,228, or 29%, primarily due to lower legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report. Excluding such legal fees, general and administrative expenses were consistent between periods.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of deferred expenses for the nine months ended September 30, 1999 decreased by $32,474, or 20%, as compared to the same period in 1998 due to the reclassifying of deferred expenses for the Miami International Distribution Center to "Property Held for Sale" and, accordingly, no longer amortizing such amounts for this property.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      1999                     1998
                                                                      ----                     ----
Net cash provided by operating activities (a)                     $ 1,973,291               $ 2,178,590
Net change in operating assets and liabilities (a)                   (203,620)                 (299,204)
                                                                  -----------               -----------
Net cash provided by operations (a)                                 1,769,671                 1,879,386
Increase in working capital reserves                                       --                        --
                                                                  -----------               -----------
Cash from operations (b)                                            1,769,671                 1,879,386
Decrease in working capital reserves                                  199,190                    90,572
                                                                  -----------               -----------
Distributable cash from operations (b)                            $ 1,968,861               $ 1,969,958
                                                                  ===========               ===========

Allocation to General Partner                                     $    17,697               $    18,794
Allocation to Investors                                             1,951,164                 1,951,164
Allocation to John Hancock Limited Partner                                 --                        --
                                                                  -----------               -----------
                                                                  $ 1,968,861               $ 1,969,958
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

During the fourth quarter of 1999, the Partnership will make a cash distribution in the aggregate amount of $11,331,714 to the General Partner and Limited Partners. Of this amount $654,945 was generated from Distributable Cash from Operations for the three months ended September 30, 1999 and $10,676,769 was generated from Distributable Cash from Sales or Financings as a result of the sale of the Miami International Distribution Building. These amounts are allocated as follows:

                                                        DIST. CASH           DIST. CASH FROM
                                                      FROM OPERATIONS      SALES OR FINANCINGS
                                                      ---------------      -------------------
      Investors                                           $650,388             $  9,885,898
      John Hancock Limited Partner                               -                  790,871
      General Partner                                        4,557                        -
                                                          --------              -----------
             Total                                        $654,945              $10,676,769
                                                          ========              ===========

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the remaining fourth quarter of 1999 will be reduced as a result of the Sale of the Miami International Distribution Center that occurred on August 9, 1999.

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

           The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

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

           In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendant's demurer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trail, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. Discovery is nearing an end in that action and trial is scheduled for January 18, 2000.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                           PART II: OTHER INFORMATION
                                   (CONTINUED)



ITEM 2.    CHANGES IN SECURITIES
           There were no changes in securities during the third quarter of 1999.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           There were no defaults upon senior securities during the third quarter of 1999.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           No matters were submitted to a vote of security holders of the Partnership during the third quarter of 1999.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a) There are no exhibits to this report
           (b) A Report on Form 8-K was filed during the third quarter of 1999.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 1999.


                             John Hancock Realty Income Fund-II
                             Limited Partnership


                             By:   John Hancock Realty Equities, Inc.,
                                   General Partner



                                    By: /s/ John M. Garrision
                                        -------------------------------------
                                        John M. Garrison, President



                                    By: /s/ Virginia H. Lomasney
                                        -------------------------------------
                                        Virginia H. Lomasney, Treasurer
                                        (Chief Accounting Officer)