Form 10-K405
period 1999-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2000-03-30
CIK 818257

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED      December 31, 1999
                          ------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM         N/A
                               -------------------------------------------------
COMMISSION FILE NUMBER               0-17664
                      ----------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Massachusetts                                    04-2969061
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    200 Clarendon Street, Boston, MA                       02116
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (800) 722-5457

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

                       YES      X        NO
                           ----------       ---------

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

                         Exhibit Index on Pages 19 - 23

                                TABLE OF CONTENTS




                                     PART I


Item 1   Business                                                          3
Item 2   Properties                                                        6
Item 3   Legal Proceedings                                                 6
Item 4   Submission of Matters to a Vote
           of Security Holders                                             7


                                     PART II


Item 5   Market for the Partnership's Securities and Related
           Security Holder Matters                                         7
Item 6   Selected Financial Data                                           9
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10
Item 8   Financial Statements and Supplementary Data                      14
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                         14


                                    PART III


Item 10  Directors and Executive Officers of the Registrant               15
Item 11  Executive Compensation                                           17
Item 12  Security Ownership of Certain Beneficial Owners
           and Management                                                 17
Item 13  Certain Relationships and Related Transactions                   17


                                     PART IV


Item 14  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                            19

         Signatures                                                       24

                                     PART I

ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,047 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

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

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a 137,108 square foot community shopping center located in Brooklyn Park, Minnesota. Over the past few years, the Minneapolis-St. Paul area, which includes Brooklyn Park, has experienced tremendous population growth, fueling an increase in development across all property types. As a result, the supply of new retail properties has outpaced the demand for such space causing an increase in vacancy rates and, therefore, an increase in competition for tenants. This trend is projected to continue for some time. In addition, the Minnesota market, as a whole, has high occupancy costs primarily resulting from one of the highest real estate tax rates in the nation. Given these conditions, the General Partner expects market conditions in Brooklyn Park to remain competitive during 2000 and, therefore, no increase in market rental rates is anticipated. During 1999, the General Partner secured a lease renewal with one tenant occupying 1% of the property, and during 2000 three leases, representing approximately 3% of the property, are scheduled to expire. The General Partner will continue to offer aggressive rental packages in an effort to maintain and improve occupancy at the property.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates a 99,782 square foot, three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 2000. The General Partner is actively marketing the property and is offering competitive leasing packages in an effort to secure prospective tenants for the building.

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a 215,019 square foot warehouse/distribution facility located in Miami, Florida. The General Partner acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. As of July 31, 1989 the General Partner transferred title to the Partnership at its original cost. The Miami International Airport is the leading U.S. Airport for international cargo. MIDC's proximity to the airport makes it a desirable facility for those companies dealing in international trade. Although, the demand for warehouse space close to the airport is strong, new facilities continue to become available creating more space for tenants. During the third quarter of 1998 the General Partner secured a new tenant to take occupancy of approximately 29,000 square feet, or 13% of the property for a five year term beginning October 1, 1998. This lease brought occupancy at MIDC to 100%. Due to the securing of this lease at the property, the General Partner listed MIDC for sale during April 1999. On August 9, 1999, the Partnership sold the Miami International Distribution Center to a non-affiliated buyer and received net sales proceeds of $10,693,103. During November 1999, the Partnership distributed $10,676,769 of the net sales proceeds, of which $9,885,898 was distributed to the Investors and $790,871 was distributed to the John Hancock Limited Partner. The Partnership retained $16,334 in working capital reserves, as permitted by the Partnership Agreement.

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

ITEM 2 - PROPERTIES

As of December 31, 1999, the Partnership held the following investment portfolio:

PARK SQUARE SHOPPING CENTER

On July 15, 1988, the Partnership purchased the Park Square Shopping Center ("Park Square") located in Brooklyn Park, Minnesota, from a non-affiliated seller. The property contains approximately 137,108 square feet of rentable space located on a 17 acre site.

The average occupancy for Park Square for the year ended December 31, 1999 was 88%. At December 31, 1999, Park Square's occupancy was 88%.

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

On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership that owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

The average occupancy for the Quince Orchard Corporate Center for the year ended December 31, 1999 was 100%. At December 31, 1999 Quince Orchard's occupancy was 100%. The current tenant has exercised its right to terminate the lease in June 2000.

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

The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants have produced documents relating to the plaintiffs' claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminarily approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. Payment under the settlement agreement will have no financial impact on the Partnership.

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

In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. The parties commenced settlement discussions which resulted in a settlement agreement on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1999.

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

ITEM 5 - MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS (CONTINUED)

(b)  NUMBER OF SECURITY HOLDERS

                                Number of
                              Record holders             Number of Units
                                   as of                outstanding as of
      Title of Class         December 31, 1999          December 31, 1999
      --------------         -----------------          -----------------
      Assignee Units               4,047                    2,601,552

(c)  DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal year ended December 31, 1999, the Partnership distributed cash in the aggregate amount of $13,301,889 to the Partners. Of this amount $2,625,120 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $10,676,769 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). During the fiscal year ended December 31, 1998, the Partnership distributed cash in the aggregate amount of $4,312,723 to the Partners. Of this amount $2,626,917 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $1,685,806 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement).

The following table reflects cash distributions made during the two-year period ended December 31, 1999:

                                                       Amount Paid to
     Date of             Amount of    Amount Paid to    John Hancock        Amount Paid     Distribution
   Distribution         Distribution  General Partner  Limited Partner     to Investors       Per Unit
   ------------         ------------  ---------------  ---------------    --------------    ------------
February 13, 1998       $   656,958     $  6,570         $     --           $   650,388       $   0.25
May 15, 1998 *            2,342,765        6,570          124,875             2,211,319           0.85
August 14, 1998             656,958        6,570               --               650,388           0.25
November 13, 1998           656,042        5,654               --               650,388           0.25
February 12, 1999           656,258        5,870               --               650,388           0.25
May 14, 1999                656,958        6,570               --               650,388           0.25
August 13, 1999             656,958        6,570               --               650,388           0.25
November 15, 1999 *      11,331,715        4,557          790,872            10,536,286           4.05

     *   Includes Distributable Cash from Sales, Financing or Repayments.

The source of future distributions from Cash from Operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributable Cash from Operations during the years ended 1999 and 1998 represent a 6.4% and 6.3% return, respectively, on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 2000 comparable to those made in 1999 and 1998. Distributions of Distributable Cash from Sales, Financings or Repayments in 2000 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any. For a further discussion of the financial condition and results of operations of the Partnership see Item 7 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                 Years Ended December 31,
                                           1999            1998            1997             1996             1995
                                        -----------     -----------     -----------     ------------      -----------
Rental income                           $ 1,849,088     $ 2,118,686     $ 2,160,549     $  2,505,925      $ 2,447,532
Income from joint venture                   730,711         716,157         704,292          701,988          755,198
Interest income                             303,698         226,635         395,621          877,475          879,508
Net income                                6,922,601       1,460,777       1,868,724        1,602,127        2,414,024
Net income per Unit (b)                        2.56            0.56            0.71             0.63             0.92
Ordinary tax income (a)                   6,903,459       1,737,938       1,804,532        1,457,094        2,515,024
Ordinary tax income per Unit (b)               2.54            0.66            0.69             0.58             0.96
Cash distributions per Unit from
      operations                               1.00            1.00            1.06             1.16             0.96
Distributable Cash from Sales,
    Financings or Repayments             10,676,769       1,685,806       5,478,869        3,315,418               --
Cash distribution per Unit from
    Sales, Financings or Repayments            3.80            0.60            1.95             1.18               --
Cash and cash equivalents at
    December 31                           2,951,442       3,261,458       3,393,737        8,669,990        3,520,394
Total assets at December 31              19,055,403      25,579,774      28,321,090       38,131,131       39,349,380

(a)      The ordinary tax income for the Partnership was allocated as follows:

                                                                 Years Ended December 31,
                                           1999            1998            1997             1996             1995
                                        -----------     -----------     -----------     ------------      -----------
     General Partner                    $    64,265     $    17,379     $    18,045     $     14,571      $    25,150
     John Hancock Limited Partner           229,597              --              --          (70,487)              --
     Investors                            6,609,597       1,720,559       1,786,487        1,513,010        2,489,874
                                        -----------     -----------     -----------     ------------      -----------
         Total                          $ 6,903,459     $ 1,737,938     $ 1,804,532     $  1,457,094      $ 2,515,024
                                        ===========     ===========     ===========     ============      ===========

(b) The ordinary tax income per Unit as presented for 1999, 1998, 1997, 1996 and 1995 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year. The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 1999, 1998, 1997, 1996 and 1995.

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

IMPACT OF YEAR 2000

The Partnership participated in the Year 2000 remediation project of its parent, John Hancock Life Insurance Company (John Hancock). By late 1999, John Hancock and the Partnership completed their Year 2000 readiness plan to address issues that could result from computer programs written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, John Hancock and the Partnership were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the date rollover to the year 2000, John Hancock and the Partnership implemented and monitored their millennium rollover plan and conducted business as usual on Monday, January 3, 2000.

Since January 3, 2000, the information systems, including mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, neither John Hancock nor the Partnership have reason, as of the date of this Report, to expect any such issues.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Partnership had $2,951,442 in cash and cash equivalents and $119,891 in restricted cash.

The Partnership has a working capital reserve with a balance of approximately $2,300,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership investments.

The Partnership incurred $67,594 of leasing costs at the Park Square Shopping Center and Miami International Distribution Center during 1999. The General Partner anticipates that the Partnership will incur approximately $86,000 of leasing costs at the Park Square Shopping Center during 2000. The current balance in the working capital reserve should be sufficient to pay such costs.

The Partnership incurred approximately $51,504 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during 1999. The General Partner anticipates that the Partnership will incur approximately $11,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during 2000. These expenses will be funded from the operations of the property and are not expected to have a significant impact on the Partnership's liquidity.

As of the date of this Report, the Partnership has incurred a total of approximately $525,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $315,000 relates to the Partnership's own defense and approximately $210,000 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

Cash in the amount of $13,301,889 was distributed to the Partners during 1999. Of this amount $2,625,120 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $10,676,769 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with Partnership Agreement and were allocated as follows:

                                                           From Distributable
                                From Distributable           Cash From Sales,
                                    Cash From                 Financings or
                                    Operations                  Repayments
                                ------------------         ------------------
Investors                           $2,601,552                  $ 9,885,898
John Hancock Limited Partner                --                      790,871
General Partner                         23,568                           --
                                    ----------                  -----------
         Total                      $2,625,120                  $10,676,769
                                    ==========                  ===========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The amount distributed to the Investors from Distributable Cash from Operations during 1999 represents a 6.4% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions from Distributable Cash from Operations in 2000 comparable to those made during 1999. Distributions of Distributable Cash from Sales, Financings or Repayments in 2000 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any.

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during 1999 and scheduled leasing activity for each investment during 2000:

                                              PARK SQUARE     QUINCE ORCHARD
                                              SHOPPING CTR.   CORPORATE CTR.
                                              -------------   --------------
Square Footage                                   137,108          99,782

Occupancy January 1, 1999                             88%            100%
                                                ========          ======

New Leases                                             0%              0%

Lease Renewals                                         1%              0%

Leases Expired                                        (1%)             0%

Occupancy December 31, 1999                           88%            100%
                                                ========          ======

Leases Scheduled to Expire During 2000                 3%            100%
                                                ========          ======

Leases Scheduled to Commence During 2000               0%              0%
                                                ========          ======

At December 31, 1999, the Park Square Shopping Center's occupancy was 88%. During 1999, the General Partner secured lease renewals with one tenant that occupies 1,480 square feet, or 1%, of the Park Square Shopping Center. During 2000, three tenant's leases, representing approximately 3% of the property, are scheduled to expire.

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of more retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive during 2000 and, therefore, no increase in market rental rates is anticipated.

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

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new development in the area. The General Partner does not anticipate that this new development will negatively impact the market and, therefore, expects market conditions to remain favorable through 2000.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1999 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal, in order to determine whether an impairment in values existed. Based upon such evaluations, the General Partner determined that no impairment in value existed and, therefore, no write-downs were recorded.

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

RESULTS OF OPERATIONS

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                   Years Ended December 31,
                                                                 1999        1998        1997
                                                                 ----        ----        ----
Park Square Shopping Center                                        88%         88%         87%
Miami International Distribution Center                           N/A          90%         87%
Quince Orchard Corporate Center (Affiliated Joint Venture)        100%        100%        100%

1999 COMPARED WITH 1998

Net income for the year ended December 31, 1999 was $6,922,601, as compared to net income of $1,460,777 in 1998. Included in the results for 1999 is a non-recurring gain in the amount of $5,284,579 which resulted from the sale of the Miami International Distribution Center (MIDC) property in August 1999. Excluding this amount, the Partnership's net income increased by 12% during 1999 as compared to 1998 primarily due to a decrease in general and administrative expenses, an increase in interest income and a decrease in depreciation expense and amortization of deferred expenses.

Rental income for the year ended December 31, 1999 decreased by $269,598, or 13%, as compared to 1998. This decrease is primarily due to the sale of the Miami International Distribution Center. Excluding the rental income generated by Miami International Distribution Center, rental income increased slightly between periods. Rental income increased by 5% at the Park Square Shopping Center primarily due to slightly higher average monthly rent received during 1999.

Interest income for the year ended December 31, 1999 increased by $77,063, or 34%, as compared to 1998. This increase was primarily due to an increase in working capital reserves during the third quarter of 1999 as a result of the net sales proceeds received from the sale of Miami International Distribution Center in August 1999 that were distributed to Investors in November 1999.

Depreciation expense for the year ended December 31, 1999 decreased by $93,536, or 20%, as compared to 1998 due to the sale of the Miami International Distribution Center.

General and administrative expenses for the year ended December 31, 1999 decreased by $233,296, or 42%, as compared to 1998 primarily due to a decrease in the time required of the General Partner in managing the activities of the Partnership resulting from the sale of the Miami International Distribution Center. In addition, the Partnership's share of legal expenses relating to the class action complaint decreased slightly between years and the Partnership did not incur legal fees during 1999 in connection with the other lawsuit referred to in Part I Item 3.

Amortization of deferred expenses for the year ended December 31, 1999 decreased by $53,459, or 24%, as compared to the same period in 1998. This decrease is primarily due to the sale of the Miami International Business Center.

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 2000.

1998 COMPARED WITH 1997

Net income for the year ended December 31, 1998 was $1,460,777, as compared to net income $1,868,724 in 1997. This decrease of $407,947, or 22%, is primarily due to a decrease in interest income and an increase in general and administrative expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

1998 COMPARED WITH 1997 (CONTINUED)

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

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                            Years Ended December 31,
                                                1999               1998                1997               1996              1995
                                             ----------        -----------         -----------        -----------       -----------
Net cash provided by operating
    activities (a)                           $2,366,364        $ 2,583,856         $ 2,796,972        $ 3,560,858       $ 3,361,696
Net change in operating assets and
    liabilities (a)                              93,904           (117,428)             60,393           (112,004)           (7,724)
                                             ----------        -----------         -----------        -----------       -----------
Net cash provided by operations (a)           2,460,268          2,466,428           2,857,365          3,448,854         3,353,972
Increase in working capital reserves                 --                 --            (176,978)          (400,571)         (831,254)
                                             ----------        -----------         -----------        -----------       -----------
Cash from operations (b)                      2,460,268          2,466,428           2,680,387          3,048,283         2,522,718
Decrease in working capital reserves             61,825            159,788                  --                 --                --
                                             ----------        -----------         -----------        -----------       -----------
Distributable cash from operations (b)       $2,522,093        $ 2,626,216         $ 2,680,387        $ 3,048,283       $ 2,522,718
                                             ==========        ===========         ===========        ===========       ===========

Allocation to General Partner                $   24,603        $    24,664         $    26,804        $    30,483       $    25,228
Allocation to Investors                       2,497,490          2,601,552           2,653,583          3,017,800         2,497,490
Allocation to John Hancock Limited Partner           --                 --                  --                 --                --
                                             ----------        -----------         -----------        -----------       -----------
                                             $2,522,093        $ 2,626,216         $ 2,680,387        $ 3,048,283       $ 2,522,718
                                             ==========        ===========         ===========        ===========       ===========

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

During February 2000, the Partnership made a cash distribution in the aggregate amount of $553,232 to the General Partner and the Investors. The distribution was based on Distributable Cash from Operations for the year ended December 31, 1999, less amounts previously distributed during 1999. These amounts were distributed in accordance with the Partnership Agreement and represented a 6.3% annualized return on Investors' Invested Capital. The General Partner anticipates that the Partnership will be able to make cash distributions with respect to Distributable Cash from Operations during 2000 comparable to those made during 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant as of and for the year ended December 31, 1999 are also supplied.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a-b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1999 were as follows:

                  Name                            Title                           Age
                  ----                            -----                           ---
         John M. Garrison              President and Director                      49
         Malcolm G. Pittman, III       Director                                    48
         Susan M. Shephard             Director                                    47
         Virginia H. Lomasney          Treasurer (Chief Accounting Officer)        38

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


                  Name                          Title                             Age
                  ----                          -----                             ---
         Edward P. Dowd              Senior Vice President of                      57
                                     John Hancock's Real Estate
                                     Investment Group

         John M. Garrison            Senior Investment Officer  of John            49
                                     Hancock's Real Estate Investment Group,
                                     President of John Hancock Realty
                                     Equities Inc.,

         John M. Nagle               Senior Investment Officer of                  49
                                     John Hancock's Real Estate
                                     Investment Group, Vice
                                     President of John Hancock Realty
                                     Equities, Inc.

(d)  FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  BUSINESS EXPERIENCE

John M. Garrison (age 49) joined John Hancock in 1995 as an Investment Officer. He has been President and a Director of the General Partner, Hancock Realty Investors Incorporated and John Hancock Property Investors Corp. since July 1999. His term as Director of the General Partner expires in May 2000. Mr. Garrison has been a Senior Investment Officer of John Hancock since November 1999. Prior to joining John Hancock, he held a number of positions with the Metropolitan Life Real Estate Investment Group. He holds an M.B.A. from Yale University and a B.A. from Hamilton College.

Malcolm G. Pittman III (age 48) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 2000. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 47) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 2000. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Virginia H. Lomasney (age 38) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

Edward P. Dowd (age 57) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

John M. Nagle (age 49) joined John Hancock in 1979. He has been Vice President of the General Partner, John Hancock Realty Services Corp. and Hancock Realty Investors Incorporated since July 1999. Mr. Nagle has been a Senior Investment Officer of John Hancock since 1987. From 1991 through 1993 he was Vice President of Hancock Realty Investors Incorporated. He holds an M.B.A. and a B.B.A. from the University of Massachusetts at Amherst.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1999 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 1999 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 1999.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 1999, 1998 and 1997.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for Partnership properties. In such circumstances, the Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 1999, 1998 and 1997.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 1999, 1998 and 1997.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $130,140, $228,796 and $205,824 of such expenses during the years ended December 31, 1999, 1998 and 1997, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 1999, 1998 and 1997.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $24,603, $24,664 and $26,804 for the years ended December 31, 1999, 1998 and 1997, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 1999, 1998 and 1997.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales, Financings or Repayments was $790,872, $124,875 and $405,842 during the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 1999, 1998 and 1997.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were profits of $64,265, $17,379 and $18,045 during the years ended December 31, 1999, 1998 and 1997, respectively. The John Hancock Limited Partner's share of such Profits and Losses were profits of $229,597, $0 and $0 during the years ended December 31, 1999, 1998, and 1997, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 1999:

                                                             Years Ended December 31,
                                                       1999            1998            1997
                                                       ----            ----            ----
Reimbursement for Operating
    Expenses                                         $130,140        $228,796        $205,824
General Partner Share of Distributable
    Cash from Operations                               24,603          24,664          26,804
John Hancock Limited Partner's share of
    Cash from Sales, Financings or Repayments         790,872         124,875         405,842
General Partner Share of Profits/
    (Losses) for tax purposes                          64,265          17,379          18,045
John Hancock Limited Partner's Share
    of Profits/(Losses) for tax purposes              229,597              --              --

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

The General Partner believes that this indemnification applies to costs incurred in the legal proceedings described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $31,787, $117,884 and $54,092 relating to such legal proceedings in the years ended December 31, 1999, 1998 and 1997, respectively.

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

         4.2          Subscription Agreement                                            Exhibit C to the Prospectus
                      Signature Page and Power of                                       filed under the Partnership's
                      Attorney whereby a subscriber                                     Form S-11 Registration
                      agrees to purchase Units and                                      Statement
                      adopts the provisions of the                                      (File 33-15630)
                      Amended Agreement of Limited Partnership*

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

         10.3         Documents relating to 205 Newbury Street

              (a)     Promissory Note between                                           Exhibit 10.3(a) to
                      John Hancock Realty Income                                        the Partnership's
                      Fund-II Limited Partnership                                       Report on Form 10-K
                      and Trustees of 205 Newbury                                       dated December 31, 1987
                      Associates*                                                       (File 33-15630)

              (b)     Mortgage Deed and Security                                        Exhibit 10.3(b) to
                      Agreement between John Hancock                                    the Partnership's
                      Realty Income Fund-II Limited                                     Report on Form 10-K
                      Partnership and Trustees of                                       dated December 31, 1987
                      205 Newbury Associates*                                           (File 33-15630)

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)      Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-47.

----------
+Filed herewith
*Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                                         JOHN HANCOCK REALTY INCOME FUND-II
                                         LIMITED PARTNERSHIP

                                         By:  John Hancock Realty Equities, Inc.
                                              General Partner



                                         By:  /s/ John M. Garrison
                                              ----------------------------------
                                              John M. Garrison, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.


      Signatures                                     Title
      ----------                                     -----



/s/ John M. Garrison                 President (Principal Executive Officer) and
---------------------------          Director of John Hancock Realty Equities,
John M. Garrison                     Inc. (General Partner of Registrant)




/s/ Virginia H. Lomasney             Treasurer (Chief Accounting Officer)
---------------------------          of John Hancock Realty Equities, Inc.
Virginia H. Lomasney                 (General Partner of Registrant)




/s/ Malcolm G. Pittman, III          Director of John Hancock Realty Equities,
---------------------------          Inc. (General Partner of Registrant)
Malcolm G. Pittman, III



/s/ Susan M. Shephard                Director of John Hancock Realty Equities,
---------------------------         Inc. (General Partner of Registrant)
Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)


                          INDEX TO FINANCIAL STATEMENTS


             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP


                              BOSTON, MASSACHUSETTS

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 8 AND 14(a)(1) AND (2))


(1)    (a)    Financial Statements of the Registrant                                   PAGE
                                                                                       ----
              Report of Independent Auditors                                           F-3
              Balance Sheets at December 31, 1999 and 1998                             F-4
              Statements of Operations for the Years Ended
              December 31, 1999, 1998 and 1997                                         F-5
              Statements of Partners' Equity for the Years Ended
              December 31, 1999, 1998 and 1997                                         F-6
              Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997                                         F-7
              Notes to Financial Statements                                            F-8

       (b)    Financial Statements of the Investee

              Report of Independent Auditors                                           F-19
              Balance Sheet at December 31, 1999                                       F-20
              Statement of Operations for the Year Ended December 31, 1999             F-21
              Statement of Partners' Equity for the Year Ended December 31, 1999       F-22
              Statement of Cash Flows for the Year Ended December 31, 1999             F-23
              Notes to Financial Statements                                            F-24

              Report of Independent Auditors                                           F-29
              Balance Sheet at December 31, 1998                                       F-30
              Statement of Operations for the Year Ended December 31, 1998             F-31
              Statement of Partners' Equity for the Year Ended December 31, 1998       F-32
              Statement of Cash Flows for the Year Ended December 31, 1998             F-33
              Notes to Financial Statements                                            F-34

              Report of Independent Auditors                                           F-39
              Balance Sheet at December 31, 1997                                       F-40
              Statement of Operations for the Year Ended December 31, 1997             F-41
              Statement of Partners' Equity for the Year Ended December 31, 1997       F-42
              Statement of Cash Flows for the Year Ended December 31, 1997             F-43
              Notes to Financial Statements                                            F-44

(2)    Financial Statement Schedules

         Schedule III:     Real Estate and Accumulated Depreciation                    S-1
         Schedule IV:      Mortgage Loans on Real Estate                               S-2

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                                          ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2000, except for
   Note 10, as to which the
   date is February 18, 2000

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                     ASSETS
                                                                          DECEMBER 31,
                                                                   1999                 1998
                                                                ------------         ------------
Cash and cash equivalents                                       $  2,951,442         $  3,261,458
Restricted cash                                                      119,891              122,222
Other assets                                                           7,921               56,769


Deferred expenses, net of accumulated
   amortization of $1,224,279 in 1999
   and $1,400,374 in 1998                                            391,668              732,094


Investment in joint venture                                        6,695,633            6,971,992

Investment in property:

   Land                                                            2,410,000            5,040,000
   Buildings and improvements                                     10,476,229           14,218,208
                                                                ------------         ------------
                                                                  12,886,229           19,258,208
   Less:  accumulated depreciation                                 3,997,381            4,822,969
                                                                ------------         ------------
                                                                   8,888,848           14,435,239
                                                                ------------         ------------

       Total assets                                             $ 19,055,403         $ 25,579,774
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses                           $     81,873         $    171,824
Accounts payable to affiliates                                       156,512              211,644
                                                                ------------         ------------
       Total liabilities                                             238,385              383,468

Commitments and contingencies

Partners' equity/(deficit):

   General Partner's deficit                                        (145,091)            (185,981)
   Limited Partners' equity                                       18,962,109           25,382,287
                                                                ------------         ------------

       Total partners' equity                                     18,817,018           25,196,306
                                                                ------------         ------------

       Total liabilities and partners' equity                   $ 19,055,403         $ 25,579,774
                                                                ============         ============

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                                                           YEARS ENDED DECEMBER 31,

                                                   1999              1998              1997
                                                ----------        ----------        ----------
Income:

     Rental income                              $1,849,088        $2,118,686        $2,160,549
     Income from joint venture                     730,711           716,157           704,292
     Interest income                               303,698           226,635           395,621
     Gain on sale of property                    5,284,579                --                --
                                                ----------        ----------        ----------

         Total income                            8,168,076         3,061,478         3,260,462

Expenses:

     Depreciation                                  380,391           473,927           473,927
     Property operating expenses                   382,703           357,638           345,947
     General and administrative expenses           316,885           550,181           346,657
     Amortization of deferred expenses             165,496           218,955           225,207
                                                ----------        ----------        ----------

         Total expenses                          1,245,475         1,600,701         1,391,738
                                                ----------        ----------        ----------

         Net income                             $6,922,601        $1,460,777        $1,868,724
                                                ==========        ==========        ==========


Allocation of net income:

     General Partner                            $   64,457        $   14,608        $   18,687
     John Hancock Limited Partner                  196,372                --                --
     Investors                                   6,661,772         1,446,169         1,850,037
                                                ----------        ----------        ----------
                                                $6,922,601        $1,460,777        $1,868,724
                                                ==========        ==========        ==========

         Net income per Unit                    $     2.56        $     0.56        $     0.71
                                                ==========        ==========        ==========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                        GENERAL            LIMITED
                                                        PARTNER            PARTNERS              TOTAL
                                                       ---------         ------------         ------------
Partners' equity/(deficit) at January 1, 1997
   (2,601,552 Units outstanding)                       ($166,057)        $ 37,925,372         $ 37,759,315

Less:  Cash Distributions                                (27,855)         (11,551,932)         (11,579,787)

Add:  Net Income                                          18,687            1,850,037            1,868,724
                                                       ---------         ------------         ------------

Partners' equity/(deficit) at December 31, 1997
   (2,601,552 Units outstanding)                        (175,225)          28,223,477           28,048,252

Less:  Cash Distributions                                (25,364)          (4,287,359)          (4,312,723)

Add:  Net Income                                          14,608            1,446,169            1,460,777
                                                       ---------         ------------         ------------

Partners' equity/(deficit) at December 31, 1998
   (2,601,552 Units outstanding)                        (185,981)          25,382,287           25,196,306

Less:  Cash Distributions                                (23,567)         (13,278,322)         (13,301,889)

Add:  Net Income                                          64,457            6,858,144            6,922,601
                                                       ---------         ------------         ------------

Partners' equity/(deficit) at December 31, 1999
   (2,601,552 Units outstanding)                       ($145,091)        $ 18,962,109         $ 18,817,018
                                                       =========         ============         ============

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                                1999                1998                 1997
                                                            ------------         -----------         ------------
Operating activities:
   Net income                                               $  6,922,601         $ 1,460,777         $  1,868,724

   Adjustments to reconcile net income to
   net cash provided by operating activities:

      Depreciation                                               380,391             473,927              473,927
      Amortization of deferred expenses                          165,496             218,955              225,207
      Gain on sale of property                                (5,284,579)                 --                   --
      Cash distributions over/(under) equity
         in income from joint venture                            276,359             312,769              289,507
                                                            ------------         -----------         ------------
                                                               2,460,268           2,466,428            2,857,365
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                       2,331             (21,235)              10,625
      Decrease/(increase) in other assets                         48,848              28,033               27,960
      (Decrease)/increase in accounts payable
         and accrued expenses                                    (89,951)             24,891             (135,892)
      Increase (decrease) in accounts payable to
         affiliates                                              (55,132)             85,739               36,914
                                                            ------------         -----------         ------------
           Net cash provided by operating activities           2,366,364           2,583,856            2,796,972

Investing activities:
   Principal payments on real estate loans                            --           1,700,000            3,545,361
   Proceeds from sale of property                             10,693,103                  --                   --
   Increase in deferred expenses and other assets                (67,594)           (103,412)             (38,799)
                                                            ------------         -----------         ------------
           Net cash provided by investing
               activities                                     10,625,509           1,596,588            3,506,562

Financing activities:
   Cash distributed to Partners                              (13,301,889)         (4,312,723)         (11,579,787)
                                                            ------------         -----------         ------------
           Net cash used in financing activities             (13,301,889)         (4,312,723)         (11,579,787)
                                                            ------------         -----------         ------------

           Net increase/(decrease) in cash
               and cash equivalents                             (310,016)           (132,279)          (5,276,253)

           Cash and cash equivalents at beginning
               of year                                         3,261,458           3,393,737            8,669,990
                                                            ------------         -----------         ------------

           Cash and cash equivalents at end
               of year                                      $  2,951,442         $ 3,261,458         $  3,393,737
                                                            ============         ===========         ============

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,047 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 1999, the Partnership has two properties remaining in its portfolio. The Partnership intends to list both of these properties for sale during 2000. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonable practicable.

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

         Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred. Property held for sale is not depreciated.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three years ended December 31, 1999, 1998 and 1997 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $130,140, $228,796 and $205,824, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, during the three years ended December 31, 1999, 1998 and 1997 the Partnership incurred $31,787, $117,884 and $54,092, respectively, which amounts are included in the Statements of Operations, and represent the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

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

5.     INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                           December 31,
                                                     1999               1998
                                                     ----               ----
      Park Square Shopping Center                 $12,886,229        $12,886,229
      Miami International Distribution Center              --          6,371,979
                                                  -----------        -----------
                                                  $12,886,229        $19,258,208
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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.     INVESTMENT IN PROPERTY (CONTINUED)

         At December 31, 1999, future minimum rentals on non-cancelable leases relating to the Park Square Shopping Center were as follows:

                        2000                    $1,066,705
                        2001                     1,013,191
                        2002                       918,124
                        2003                       693,914
                        2004                       372,899
                        Thereafter                 874,033
                                                ----------
                                                $4,938,866
                                                ==========

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

         Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998 and 1997, the partners received returns on invested capital of approximately 12%.

         Summarized financial information for QOCC-1 Associates is as follows:

                                                       Financial Position at
                                                            December 31,
                                                      1999               1998
                                                   -----------        -----------
           Current assets                          $   551,822        $   535,140
           Deferred expenses, net                    1,181,080          1,280,719
           Other assets                              1,030,291          1,330,111
           Investment in property, net              11,216,608         11,590,339
                                                   -----------        -----------
               Total assets                        $13,979,801        $14,736,309
                                                   ===========        ===========

           Current liabilities                     $   317,737        $   484,303
           Partners' equity                         13,662,064         14,252,006
                                                   -----------        -----------
               Total liabilities and equity        $13,979,801        $14,736,309
                                                   ===========        ===========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7.     INVESTMENT IN JOINT VENTURE (CONTINUED)

                                  Results of Operations
                                 Years Ended December 31,
                         1999              1998              1997
                      ----------        ----------        ----------
Total income          $2,791,306        $2,788,939        $2,761,035
Total expenses         1,178,230         1,198,608         1,212,058
                      ----------        ----------        ----------
    Net income        $1,613,076        $1,590,331        $1,548,977
                      ==========        ==========        ==========

         The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $13,456,393 and $14,009,111 at December 31, 1999 and 1998,
         respectively. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $1,461,422, $1,432,312 and $1,408,588 for the years ended December 31, 1999, 1998 and 1997, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

8.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                  Unamortized Balance at December 31,

                 Description                              1999            1998
                 -----------                              ----            ----
$152,880 acquisition fee for investment in
the Affiliated Joint Venture.  This amount
is amortized over a period of 31.5 years.               $ 99,696        $104,549

$1,203,097 acquisition fees paid to the
General Partner Prior to June 30, 1993, this
amount was amortized over a period of 30 years
Subsequent to June 30, 1993, the unamortized
balance is amortized over a period of 8.5 years.         242,508         363,761

$112,217 of tenant improvements.  These amounts
are amortized over the terms of the leases
to which they relate.                                      5,224          38,235

$147,754 of lease commissions.  These amounts
are amortized over the terms of the leases
to which they relate.                                     44,241         225,549
                                                        --------        --------
                                                        $391,669        $732,094
                                                        ========        ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                Years Ended December 31,
                                                                        1999               1998               1997
                                                                        ----               ----               ----
           Net income per Statements of Operations                  $ 6,922,601         $1,460,777        $ 1,868,724


           Add/(deduct):     Excess of tax loss over book
                               loss on disposition of assets            (89,552)                --                 --
                             Excess of book depreciation
                               over tax depreciation                     18,435             77,588             76,564
                             Excess of book amortization
                               over tax amortization                     62,596             73,549             78,124
                             Other income and expense                   (10,621)           126,024           (218,880)
                                                                    -----------         ----------        -----------

           Net income for federal income tax purposes               $ 6,903,459         $1,737,938        $ 1,804,532
                                                                    ===========         ==========        ===========

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

         The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminarily approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and have paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

         The Partnership has incurred approximately $525,246 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $315,147 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         In 1998, the plaintiff amended the complaint to name the Partnership and RIF as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving the Partnership, leaving only the breach of contract and breach of fiduciary duty claims involving RIF. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. The parties commenced settlement discussions, which resulted in a settlement agreement on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

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

11.    SUBSEQUENT EVENTS

           During February 2000, the Partnership made a cash distribution to the Investors from Distributable Cash from Operations in the amount of $546,326.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1999

                                QOCC-1 Associates

                                TABLE OF CONTENTS


                                                                            PAGE


INDEPENDENT AUDITORS' REPORT                                                F-19


FINANCIAL STATEMENTS


         BALANCE SHEET                                                      F-20


         STATEMENT OF INCOME                                                F-21


         STATEMENT OF PARTNERS' EQUITY                                      F-22


         STATEMENT OF CASH FLOWS                                            F-23


         NOTES TO FINANCIAL STATEMENTS                                      F-24

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

         We have audited the accompanying balance sheet of QOCC-1 Associates as of December 31, 1999, and the related statements of income, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QOCC-1 Associates as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Bethesda, Maryland
January 10, 2000

                                QOCC-1 Associates

                                  BALANCE SHEET

           December 31, 1999


                                     ASSETS

RENTAL PROPERTY
Land                                                                 $ 3,670,000
Land improvements                                                         35,425
Building                                                              11,461,343
Building improvements                                                     92,888
                                                                     -----------

                                                                      15,259,656
Less accumulated depreciation                                          4,043,048
                                                                     -----------

                                                                      11,216,608
                                                                     -----------
OTHER ASSETS
Cash and cash equivalents                                                551,822
Prepaid taxes and insurance                                              108,835
Prepaid leasing commissions                                               43,162
Deferred rent concessions                                              1,181,080
Leasing costs, less accumulated amortization of $1,275,071               878,294
                                                                     -----------

                                                                       2,763,193
                                                                     -----------

                                                                     $13,979,801
                                                                     ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                $    74,454
Security deposit                                                         243,283
                                                                     -----------

                                                                         317,737

COMMITMENT                                                                  --

PARTNERS' EQUITY                                                      13,662,064
                                                                     -----------

                                                                     $13,979,801
                                                                     ===========

                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1999

Revenue
Rental income - base                                                $  2,691,797
Rental income - reimbursements                                            77,381
Interest income                                                           22,128
                                                                    ------------

Total revenue                                                          2,791,306

Expenses
Accounting and legal                                 $   11,270
Advertising                                               1,381
Bank fees                                                 2,187
Commissions                                              86,320
Depreciation and amortization                           592,397
Dues                                                      1,239
Insurance                                                 6,603
Management fees                                          54,308
Personnel services                                       63,200
Repairs and maintenance                                 142,770
Supplies                                                  2,236
Taxes                                                   212,735
Travel                                                       22
Utilities                                                 1,562
                                                     ----------

Total expenses                                                         1,178,230
                                                                    ------------

NET INCOME                                                          $  1,613,076
                                                                    ============

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1999


                                      Equity at                                                       Equity at
                                      January 1,             Net                                     December 31,
                                        1999               income             Distributions              1999
                                        ----               ------             -------------              ----

JH Quince Orchard Partners         $ 14,009,111         $  1,461,422          $ (2,014,140)         $ 13,456,393

Quad Properties, Inc.                   242,895              151,654              (188,878)              205,671
                                   ------------         ------------          ------------          ------------

                                   $ 14,252,006         $  1,613,076          $ (2,203,018)         $ 13,662,064
                                   ============         ============          ============          ============

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999

Cash flows from operating activities
Net income                                                          $ 1,613,076
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization                                           592,397
Increase in prepaid taxes and insurance                                  (5,166)
Decrease in prepaid leasing commissions                                  86,320
Decrease in deferred rent concessions                                    99,639
Increase in accounts payable and accrued expenses                        57,648
Increase in security deposit liability                                   11,326
Decrease in advanced rent                                              (235,540)
                                                                    -----------

Net cash provided by operating activities                             2,219,700
                                                                    -----------


Cash flows from financing activities
Distributions to partners                                            (2,203,018)
                                                                    -----------

Net cash used in financing activities                                (2,203,018)
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                16,682

Cash and cash equivalents, beginning                                    535,140
                                                                    -----------

Cash and cash equivalents, end                                      $   551,822
                                                                    ===========

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 101,114 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducts its rental operations under a lease agreement with one tenant.

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

Specifically, management reviews the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstance might indicate that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it is at least reasonably possible that the estimates used will change within the near term.

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

NOTE B - RENTAL INCOME UNDER OPERATING LEASE

    The partnership has leased the office building to a tenant effective March 1994 under a ten-year term with a five-year renewal option at the discretion of the lessee. The tenant may terminate the lease after the 76th calendar month of the term, which is June 2000, by notifying the landlord as outlined in the lease agreement. During 1999, the tenant notified the partnership that it will terminate the lease at June 2000. Management of the property has hired a leasing agent who is actively marketing the property. Rental income consists of fixed base rent plus a fixed annual increase and variable lease reimbursement escalation, calculated annually.

NOTE C - RELATED PARTY TRANSACTION

During 1999, the partnership incurred charges of approximately $117,882 for management fees, personnel services and supplies provided by affiliates of one of the partners.

NOTE D - COMMITMENT

    The partnership has entered into a lease commission agreement with Carey Winston. The agreement provides for $546,696 of commissions to be paid for the first 76 months of the tenant's lease, which began March 1994.

NOTE E - CONCENTRATION OF CREDIT RISK

The partnership maintains its cash balances in two banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 by each bank. As of December 31, 1999, the uninsured portion of the cash balances held at the banks was $143,283.

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




Bethesda, Maryland
January 11, 1999

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1998

                                     ASSETS
RENTAL PROPERTY
    Land                                                               $ 3,670,000
    Land improvements                                                       35,425
    Building                                                            11,461,343
    Building improvements                                                   92,888
                                                                       -----------
                                                                        15,259,656
Less accumulated depreciation                                            3,669,317
                                                                       -----------
                                                                        11,590,339
                                                                       -----------
OTHER ASSETS
    Cash and cash equivalents                                              535,140
    Prepaid taxes and insurance                                            103,669
    Prepaid leasing commissions                                            129,482
    Deferred rent concessions                                            1,280,719
    Leasing costs, less accumulated amortization of $1,056,405           1,096,960
                                                                       -----------
                                                                         3,145,970
                                                                       -----------
                                                                       $14,736,309
                                                                       ===========

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
    Accounts payable and accrued expenses                              $    16,806
    Security deposit                                                       231,957
    Advanced rent                                                          235,540
                                                                       -----------
                                                                           484,303
                                                                       -----------
COMMITMENT                                                                      --

PARTNERS' EQUITY                                                        14,252,006
                                                                       -----------
                                                                       $14,736,309
                                                                       ===========





                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998


Revenue
    Rental income-base                                                $    2,691,797
    Rental income-reimbursements                                              83,409
    Interest income                                                           13,733
                                                                      --------------

           Total revenue                                                   2,788,939

Expenses
    Accounting                                       $     8,565
    Miscellaneous                                          1,537
    Commissions                                           86,320
    Depreciation and amortization                        592,307
    Insurance                                              5,749
    Management fees                                       52,983
    Personnel services                                    66,152
    Repairs and maintenance                              173,209
    Supplies                                               2,836
    Taxes                                                205,711
    Utilities                                              3,239
                                                     -----------

           Total expenses                                                  1,198,608
                                                                      --------------

           NET INCOME                                                 $    1,590,331
                                                                      ==============











                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998


                                     Equity at                                                        Equity at
                                      January               Net                                       December
                                      1, 1998              Income             Distributions           31, 1998
                                      -------              ------             -------------           --------

JH Quince Orchard Partners         $ 14,634,651         $  1,432,312          $ (2,057,852)         $ 14,009,111

Quad Properties, Inc.                   288,324              158,019              (203,448)              242,895
                                   ------------         ------------          ------------          ------------

                                   $ 14,922,975         $  1,590,331          $ (2,261,300)         $ 14,252,006
                                   ============         ============          ============          ============









                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

Cash flows from operating activities
    Net income                                                                               $ 1,590,331
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                            592,307
        Increase in prepaid taxes and insurance                                                   (3,669)
        Decrease in prepaid leasing commissions                                                   86,320
        Decrease in deferred rent concessions                                                     31,555
        Increase in leasing costs                                                                   (584)
        Decrease in accounts payable and accrued expenses                                         (3,168)
        Increase in advanced rent                                                                235,540
                                                                                             -----------
           Net cash provided by operating activities                                           2,528,632
                                                                                             -----------
Cash flows from investing activities
    Investment in rental property                                                                (12,990)
                                                                                             -----------
           Net cash used in investing activities                                                 (12,990)
                                                                                             -----------
Cash flows from financing activities
    Distributions to partners                                                                 (2,261,300)
                                                                                             -----------
           Net cash used in financing activities                                              (2,261,300)
                                                                                             -----------
           NET INCREASE IN CASH AND CASH EQUIVALENTS                                             254,342

Cash and cash equivalents, beginning                                                             280,798
                                                                                             -----------

Cash and cash equivalents, end                                                               $   535,140
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

    Future minimum base rental payments due under the noncancelable operating lease are as follows:


     Year ending December 31,
               1999                 $       2,791,436
               2000                         2,861,222
               2001                         2,932,752
               2002                         3,006,071
               2003                         3,081,223
            Thereafter                        515,633
                                    -----------------
                                    $      15,188,337
                                    =================

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




Bethesda, Maryland
January 8, 1998

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1997

                                     ASSETS

RENTAL PROPERTY
    Land                                                             $ 3,670,000
    Land improvements                                                     35,425
    Building                                                          11,461,343
    Building improvements                                                 79,896
                                                                     -----------
                                                                      15,246,664
    Less accumulated depreciation                                      3,295,590
                                                                     -----------
                                                                      11,951,074
OTHER ASSETS
    Cash and cash equivalents                                            280,798
    Prepaid taxes and insurance                                           99,999
    Prepaid leasing commissions                                          215,803
    Deferred rent concessions                                          1,312,273
    Leasing costs, less accumulated amortization of $837,831           1,314,956
                                                                     -----------
                                                                       3,223,829
                                                                     -----------
                                                                     $15,174,903
                                                                     ===========
                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses                            $    19,971
    Security deposit                                                     231,957
                                                                     -----------
                                                                         251,928

COMMITMENT                                                                  --

PARTNERS' EQUITY                                                      14,922,975
                                                                     -----------
                                                                     $15,174,903
                                                                     ===========


                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1997

Revenue
    Rental income - base                                              $2,691,797
    Rental income - reimbursements                                        67,665
    Interest income                                                        1,573
                                                                      ----------
           Total revenue                                               2,761,035

Expenses
    Accounting                                     $  8,250
    Miscellaneous                                     2,637
    Commissions                                      86,320
    Depreciation and amortization                   589,198
    Insurance                                         5,772
    Management fees                                  51,691
    Personnel services                               73,941
    Repairs and maintenance                         188,130
    Supplies                                          2,137
    Taxes                                           197,519
    Utilities                                         6,463
                                                   --------
        Total expenses                                                 1,212,058
                                                                      ----------
        NET INCOME                                                    $1,548,977
                                                                      ==========


                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1997




                                 Equity at January               Net                                          Equity at December
                                     1, 1997                   income                 Distributions                31, 1997
                                   -----------              -----------               ------------               -----------

JH Quince Orchard
Partners                           $15,213,661              $ 1,408,588               $ (1,987,598)              $14,634,651

Quad Properties, Inc.                  327,337                  140,389                   (179,402)                  288,324
                                   -----------              -----------               ------------               -----------

                                   $15,540,998              $ 1,548,977               $ (2,167,000)              $14,922,975
                                   ===========              ===========               ============               ===========


                        See notes to financial statements

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1997

Cash flows from operating activities
    Net income                                                                                    $ 1,548,977
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                                 589,198
        Increase in prepaid taxes and insurance                                                        (3,904)
        Decrease in accounts payable and accrued expenses                                              (9,599)
        Decrease in prepaid leasing commissions                                                        86,319
        Decrease in prepaid rent and security deposit                                                (215,131)
        Increase in deferred rent concessions                                                         (34,868)
                                                                                                  -----------
           Net cash provided by operating activities                                                1,960,992
                                                                                                  -----------
Cash flows from investing activities
    Investment in rental property                                                                     (16,760)
                                                                                                  -----------
           Net cash used in investing activities                                                      (16,760)
                                                                                                  -----------
Cash flows from financing activities
    Distributions to partners                                                                      (2,167,000)
                                                                                                  -----------
           Net cash used in financing activities                                                   (2,167,000)
                                                                                                  -----------
           NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (222,768)

Cash and cash equivalents, beginning                                                                  503,566
                                                                                                  -----------
Cash and cash equivalents, end                                                                    $   280,798
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

    Future minimum base rental payments due under the noncancelable operating lease are as follows:

Year ending December 31,
        1998                               $ 2,723,352
        1999                                 2,791,436
        2000                                 2,861,222
        2001                                 2,932,752
        2002                                 3,006,071
        Thereafter                           3,596,856
                                            ----------
                                           $17,911,689
                                            ==========

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

            JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1999

                                                                      Costs Capitalized
                                                 Initial Costs to       Subsequent to               Gross Amount
                                                   Partnership           Acquisition      At Which Carried at Close of Period
                                                   -----------           -----------      -----------------------------------

                                                            Buildings                                Buildings
                                                               and                                      and
Description                    Encumbrances      Land     Improvements  Improvements      Land     Improvements  Total (1)
-----------                    ------------      ----     ------------  ------------      ----     ------------  ---------
Park Square Shopping Center
Brooklyn Park, MN                    --      $2,410,000    $10,419,611     $56,619     $2,410,000   $10,476,229  $12,886,229



                                                                         Life on Which
                                                                         Depreciation in
                                                                        Latest Statement
                                 Accumulated       Date of      Date      of Operations
Description                   Depreciation (4)  Construction  Acquired     is Computed
-----------                   ----------------  ------------  --------     -----------
Park Square Shopping Center
Brooklyn Park, MN                 $3,997,381        1988       7/15/88      30 Years (2)
                                                                             5 years (3)


1) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1999 is as follows:

                       Property                                              Amount
                       --------                                              ------
              Park Square Shopping Center                                 $12,998,333


       The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

2)     Estimated useful life for buildings

3)     Estimated useful life for improvements

4)     Reconciliation of Real Estate and Accumulated Depreciation

                                                                      Years Ended December 31,
                                                          1999                    1998                   1997
                                                          ----                    ----                   ----
Investment in Real Estate

   Balance at beginning of year                       $ 19,258,208             $19,258,208            $19,258,208
   Dispositions                                         (6,371,979)                   --                     --
   Improvements                                               --                      --                     --
                                                      ------------             -----------            -----------
                                                      $ 12,886,229             $19,258,208            $19,258,208
                                                      ============             ===========            ===========
Accumulated Depreciation

   Balance at beginning of year                       $  4,822,969             $ 4,349,042            $ 3,875,115
   Additions charged to costs and expenses                 380,391                 473,927                473,927
   Dispositions                                         (1,205,979)                   --                     --
                                                      ------------             -----------            -----------
   Balance at end of year                             $  3,997,381             $ 4,822,969            $ 4,349,042
                                                      ============             ===========            ===========

            JOHN HANCOCK REALTY INCOME FUND - II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE
                          YEAR ENDED DECEMBER 31, 1999


                                                                                                               Principal Amount
                                                                                                               of Loans Subject
                                Final Maturity   Periodic                    Face Amount   Carrying Amount      To Delinquent
Description       Interest Rate      Date      Payment Terms   Prior Liens   of Mortgages   of Mortgages    Principal or Interest
-----------       ------------- -------------- -------------   -----------   ------------   ------------    ---------------------

There are no mortgage loans outstanding as of December 31, 1999.



INVESTMENT IN MORTGAGE LOANS

                                                    Years Ended December 31,
                                      1999                 1998                  1997
                                      ----                 ----                  ----

Balance at beginning of year         $    --            $1,700,000            $5,245,361
    New mortgage loans                    --                  --                    --
    Collection of principal               --             1,700,000             3,545,361
    Foreclosures                          --                  --                    --
                                     -------            ----------            ----------
Balance at end of year               $    --            $     --              $1,700,000
                                     =======            ==========            ==========