Form 10-Q
period 2000-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2000-05-15
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 2000
                               -------------------------------------------

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  N/A
                              --------------------------------------------

COMMISSION FILE NUMBER                        0-17664
                      ----------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MASSACHUSETTS                               04-2969061
----------------------------------------   -------------------------------------
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

                                  Yes [X]   No [ ]

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX

PART I:       FINANCIAL INFORMATION                                                                PAGE

              Item 1     -   Financial Statements:

                             Balance Sheets at March 31, 2000 and
                             December 31, 1999                                                        3

                             Statements of Operations for the Three
                             Months Ended March 31, 2000 and 1999                                     4

                             Statements of Partners' Equity for the
                             Three Months Ended March 31, 2000 and
                             for the Year Ended December 31, 1999                                     5

                             Statements of Cash Flows for the Three
                             Months Ended March 31, 2000 and 1999                                     6

                             Notes to Financial Statements                                         7-13

              Item 2     -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                        14-18


PART II:      OTHER INFORMATION                                                                      19

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                            ASSETS

                                                           MARCH 31,                DECEMBER 31,
                                                             2000                       1999
                                                           ---------                ------------

Cash and cash equivalents                                  $ 2,755,805               $ 2,951,442
Restricted cash                                                 15,498                   119,891
Other assets                                                    67,921                     7,921

Deferred expenses, net of accumulated
     amortization of $1,261,227 in 2000 and
     $1,224,279 in 1999                                        367,204                   391,668

Investment in joint venture                                  6,844,146                 6,695,633

Property held for sale                                       8,858,074                         -

Investment in property:
     Land                                                            -                 2,410,000
     Buildings and improvements                                      -                10,476,229
                                                           -----------               -----------
                                                                     -                12,886,229
     Less:     accumulated depreciation                              -                 3,997,381
                                                           -----------               -----------
                                                                     -                 8,888,848
                                                           -----------               -----------

         Total assets                                      $18,852,120               $19,055,403
                                                           ===========               ===========


                               LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                      $   146,420               $    81,873
Accounts payable to affiliates                                 112,128                   156,512
                                                           -----------               -----------
         Total liabilities                                     258,548                   238,385

Partners' equity/(deficit):
     General Partner's deficit                                (148,699)                 (145,091)
     Limited Partners' equity                               18,742,271                18,962,109
                                                           -----------               -----------

         Total partners' equity                             18,593,572                18,817,018
                                                           -----------               -----------

         Total liabilities and partners' equity            $18,852,120               $19,055,403
                                                           ===========               ===========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2000              1999
                                                      ----              ----

Income:

     Rental income                                  $257,832          $584,719
     Income from joint venture                       223,813           201,401
     Interest income                                  38,974            38,379
                                                    --------          --------

         Total income                                520,619           824,499

Expenses:

     Depreciation                                     87,302           118,482
     General and administrative expenses              27,190            87,862
     Property operating expenses                      39,393           126,348
     Amortization of deferred expenses                36,948            57,181
                                                    --------          --------

         Total expenses                              190,833           389,873
                                                    --------          --------

         Net income                                 $329,786          $434,626
                                                    ========          ========

Allocation of net income:

     General Partner                                $  3,298          $  4,346
     John Hancock Limited Partner                          -                 -
     Investors                                       326,488           430,280
                                                    --------          --------
                                                    $329,786          $434,626
                                                    ========          ========

Net income per Unit                                 $   0.13          $   0.17
                                                    ========          ========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999

                                                          GENERAL              LIMITED
                                                          PARTNER             PARTNERS                TOTAL
                                                          -------             --------                -----
Partners' equity/(deficit) at January 1, 1999
    (2,601,552 Units outstanding)                        ($185,981)          $25,382,287           $25,196,306

Less:     Cash distributions                               (23,567)          (13,278,322)          (13,301,889)

Add:      Net income                                        64,457             6,858,144             6,922,601
                                                          --------           -----------           -----------

Partner's equity/(deficit) at December 31, 1999           (145,091)           18,962,109            18,817,018
   (2,601,552 Units outstanding)

Less:     Cash distributions                                (6,906)             (546,326)             (553,232)

Add:      Net income                                         3,298               326,488               329,786
                                                          --------           -----------           -----------

Partners' equity/(deficit) at March 31, 2000
   (2,601,552 Units outstanding)                         ($148,699)          $18,742,271           $18,593,572
                                                          ========           ===========           ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               2000                          1999
                                                                               ----                          ----

Operating activities:
     Net income                                                             $  329,786                     $  434,626

     Adjustments to reconcile net income to
     net cash provided by operating activities:

         Depreciation                                                           87,302                        118,482
         Amortization of deferred expenses                                      36,948                         57,181
         Cash distributions over (under) equity in
           income from joint venture                                          (148,513)                        52,230
                                                                            ----------                     ----------
                                                                               305,523                        662,519

     Changes in operating assets and liabilities:
         Decrease/(increase) in restricted cash                                104,393                           (756)
         Increase in other assets                                              (60,000)                       (50,000)
         Increase in accounts payable and accrued expenses                      64,547                        191,562
         Increase (decrease) in accounts payable to Affiliates                 (44,384)                        10,978
                                                                            -----------                    ----------
              Net cash provided by operating activities                        370,079                        814,303

Investing activities:
     Increase in deferred expenses and other assets                            (12,484)                             -
                                                                            ----------                     ----------
              Net cash used in investing activities                            (12,484)                             -

Financing activities:
     Cash distributed to Partners                                             (553,232)                      (656,258)
                                                                            ----------                     ----------

              Net cash used in financing activities                           (553,232)                      (656,258)
                                                                            ----------                     ----------

              Net increase (decrease) in cash and cash
                equivalents                                                   (195,637)                       158,045

              Cash and cash equivalents at beginning
                of year                                                      2,951,442                      3,261,458
                                                                            ----------                     ----------

              Cash and cash equivalents at end
                of period                                                   $2,755,805                     $3,419,503
                                                                            ==========                     ==========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 2000, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,039 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of March 31, 2000, the Partnership has two properties remaining in its portfolio. The Partnership listed one property for sale during March 2000 and intends to list the other property for sale later in 2000. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.     SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three months ended March 31, 2000 and 1999 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $20,371 and $32,119, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the three months ended March 31, 2000 and 1999 are $0 and $12,191, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                 March 31,         December 31,
                                                   2000               1999
                                                 ---------         ------------

         Park Square Shopping Center            $12,886,229         $12,886,229
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

         The Partnership leases its property to non-affiliated tenants primarily under long-term operating leases.


6.     INVESTMENT IN JOINT VENTURE

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at March 31, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

         Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                                        Unamortized                  Unamortized
                                                                                        Balance at                   Balance at
                        Description                                                   March 31, 2000              December 31, 1999
                        -----------                                                   --------------              -----------------

           $152,880 acquisition fee for investment in
           the Affiliated Joint Venture.  This amount
           is amortized over a period of 31.5 years.                                     $  98,482                     $  99,695

           $1,203,097 acquisition fees paid to the
           General Partner.   Prior to June 30, 1993, this
           amount was amortized over a period of 30 years.
           Subsequent to June 30, 1993, the unamortized
           balance is amortized over a period of 8.5 years.                                212,194                       242,508

           Tenant improvements were amortized over the terms
           of the leases to which they relate. As of March 31, 2000,
           the General Partner listed its last investment property
           for sale. Accordingly, the unamortized balance is
           included in carrying cost of "Property held for sale."                                -                         5,224

           Lease commissions were amortized over the terms of
           the leases to which they relate. As of March 31, 2000,
           the General Partner listed its last investment property
           for sale. Accordingly, the unamortized balance is included
           in carrying cost of "Property held for sale."                                         -                        44,241
                                                                                         ---------                     ---------
                                                                                         $ 310,676                     $ 391,668
                                                                                         =========                     =========

8.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                            Three Months Ended March 31,
                                                                                           2000                      1999
                                                                                           ----                      ----

           Net income per Statements of Operations                                       $329,786                  $434,626


           Add/(deduct):     Excess of book depreciation
                               over tax depreciation                                      (73,265)                   19,351
                             Excess of book amortization
                               over tax amortization                                        3,057                    16,772
                             Other income and expense                                           -                         -
                                                                                         --------                  --------

           Net income for federal income tax purposes                                    $259,578                  $470,749
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

         A settlement agreement was approved by the Court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred approximately $528,668 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $318,570 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

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

Since January 3, 2000, the information systems, including mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, as of the date of this report neither John Hancock nor the Partnership have reason to expect any such issues.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000 the Partnership had $2,755,805 in cash and cash equivalents and $15,498 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately $2,100,000, which represents approximately 4% of the Investors' Invested Capital (as defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The Partnership incurred $12,484 of leasing costs at the Park Square Shopping Center during the three months ended March 31, 2000. The General Partner anticipates that the Partnership will incur approximately $74,000 of leasing costs at the Park Square Shopping Center during the remainder of 2000. The current balance in the working capital reserve should be sufficient to pay such costs.

The General Partner anticipates that the Partnership will incur approximately $11,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during the remainder of 2000. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred a total of approximately $528,668 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $318,570 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

Cash in the aggregate amount of $553,232 generated from the Partnership's operations, was distributed to the General Partner and the Investors during the first quarter of 2000. The amount distributed to the Investors from Distributable Cash from Operations during the three months ended March 31, 2000 represented an annualized return on Investors' Invested Capital of approximately 6%. The General Partner anticipates that the Partnership will be able to make comparable cash distributions from Distributable Cash from Operations during the remaining three quarters of 2000. Distributions of Distributable Cash from Sales, Financings or Repayments in 2000 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the three months ended March 31, 2000 and scheduled leasing activity for each investment during the remainder of 2000:

                                         PARK SQUARE         QUINCE ORCHARD
                                        SHOPPING CTR.        CORPORATE CTR.
                                        -------------        --------------
Square Footage                            137,108                99,782

Occupancy January 1, 2000                      88%                  100%

New Leases                                      0%                    0%

Lease Renewals                                  0%                    0%

Leases Expired                                  0%                    0%

Occupancy March 31, 2000                       88%                  100%

Leases Scheduled to Expire,
   Balance of 2000                              3%                  100%

Leases Scheduled to Commence,
   Balance of 2000                              0%                    0%

The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of more retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder 2000 and, therefore, no increase in market rental rates is anticipated.

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

Real estate market conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and therefore expects market conditions to remain favorable through 2000.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Net income for the period ended March 31, 2000 was $329,786, as compared to net income of $434,626 for the same period in 1999, representing a decrease of $104,840, or 24%. This decrease is primarily due to a decrease in rental income resulting from the sale of Miami International Distribution Center during 1999.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                                  Three Months Ended March 31,
                                                                                  2000                    1999
                                                                                  ----                    ----

              Miami International Distribution Center                              N/A                    100%
              Park Square Shopping Center                                           88%                    88%
              Quince Orchard Corporate Center (Affiliated Joint Venture)           100%                   100%

Rental income for the period ended March 31, 2000 decreased by $326,887, or 56%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center. Rental income at the Partnership's other properties was consistent between periods.

General and administrative expenses for the period ended March 31, 2000 decreased by $60,672, or 69%, as compared to the same period in 1999. This decrease was primarily due to lower legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report) and to a decrease in the time required by the General Partner in managing the activities of the Partnership resulting from the sale of the Miami International Distribution Center.

Property operating expenses for the period ended March 31, 2000 decreased by $86,955, or 69%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center. Property operating expenses at the Partnership's other properties were consistent between periods.

Depreciation expense for the period ended March 31, 2000 decreased by $31,180, or 26%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center.

Amortization of deferred expenses for the period ended March 31, 2000 decreased by $20,233, or 35%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                        Three Months Ended March 31,
                                                                    2000                           1999
                                                                    ----                           ----
Net cash provided by operating activities (a)                      $370,079                      $814,303
Net change in operating assets and liabilities (a)                  (64,556)                     (151,784)
                                                                   --------                      --------
Net cash provided by operations (a)                                 305,523                       662,519
Increase in working capital reserves                                      -                        (5,561)
                                                                   --------                      --------
Cash from operations (b)                                            305,523                       656,958
Decrease in working capital reserves                                167,486                             -
                                                                   --------                      --------
Distributable cash from operations (b)                             $473,009                      $656,958
                                                                   ========                      ========

Allocation to General Partner                                      $  4,730                      $  6,570
Allocation to Investors                                             468,279                       650,388
Allocation to John Hancock Limited Partner                                -                             -
                                                                   --------                      --------
                                                                   $473,009                      $656,958
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

During the second quarter of 2000, the Partnership will make a distribution of Distributable Cash from Operations to the General Partner and Investors in the amount of $473,009. This amount represents a 6% annualized return on the remaining Investors' Invested Capital (as defined in the Partnership Agreement). This amount is allocated 1% to the General Partner and a 99% to the Investors, in accordance with the Partnership Agreement:

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 2000 may be impacted by the possible sale of both of the remaining properties in the Partnership.

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

           A settlement agreement was approved by the Court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

           A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

           There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the first quarter of 2000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no defaults upon senior securities during the first quarter of 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 2000.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  There are no exhibits to this report
           (b) There were no Reports on Form 8-K filed during the first quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2000.


                              John Hancock Realty Income Fund-II
                              Limited Partnership


                              By:      John Hancock Realty Equities, Inc.,
                                       General Partner



                                       By:      /s/ John M. Garrison
                                                --------------------------------
                                                John M. Garrison, President



                                       By:      /s/ Virginia H. Lomasney
                                                --------------------------------
                                                Virginia H. Lomasney, Treasurer
                                                (Chief Accounting Officer)