Form 10-Q
period 2000-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2000-08-14
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            JUNE 30, 2000
                              --------------------------------------------------

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                                 04-2969061
--------------------------------            ------------------------------------
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

                         Yes   X        No
                             -----         ------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX


PART I:   FINANCIAL INFORMATION                                          PAGE

          Item 1 - Financial Statements:

                   Balance Sheets at June 30, 2000 and
                   December 31, 1999                                       3

                   Statements of Operations for the Three and Six
                   Months Ended June 30, 2000 and 1999                     4

                   Statements of Partners' Equity for the
                   Six Months Ended June 30, 2000 and
                   Year Ended December 31, 1999                            5

                   Statements of Cash Flows for the Six
                   Months Ended June 30, 2000 and 1999                     6

                   Notes To Financial Statements                        7-13

          Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       14-18


PART II:  OTHER INFORMATION                                               19

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     JUNE 30,       DECEMBER 31,
                                                       2000           1999
                                                    -----------     -----------
Cash and cash equivalents                           $ 2,768,011     $ 2,951,442
Restricted cash                                          15,513         119,891
Other assets                                             10,320           7,921

Deferred expenses, net of accumulated
     amortization of $1,076,827 in 2000 and
     $1,224,279 in 1999                                 279,150         391,668

Property held for sale                                6,849,375             -

Investment in joint venture                           6,801,214       6,695,633

Investment in property:
     Land                                                   -         2,410,000
     Buildings and improvements                             -        10,476,229
                                                                    -----------
                                                            -        12,886,229
     Less: accumulated depreciation                         -         3,997,381
                                                                    -----------
                                                            -         8,888,848
                                                    -----------     -----------
         Total assets                               $16,723,583     $19,055,403
                                                    ===========     ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    57,654     $    81,873
Accounts payable to affiliates                          136,333         156,512
                                                    -----------     -----------
         Total liabilities                              193,987         238,385

Partners' equity/(deficit):
     General Partners' deficit                         (164,656)       (145,091)
     Limited Partners' equity                        16,694,252      18,962,109
                                                    -----------     -----------

         Total partners' equity                      16,529,596      18,817,018
                                                    -----------     -----------

         Total liabilities and partners' equity     $16,723,583     $19,055,403
                                                    ===========     ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                               2000         1999         2000           1999
                                             --------     --------     ----------     ----------

Income:
     Rental income                        $   269,549     $566,070     $  527,381     $1,150,789
     Income from joint venture                259,374      224,202        483,187        425,603
     Interest income                           38,849       35,504         77,823         73,883
                                          -----------     --------     ----------     ----------
         Total income                         567,772      825,776      1,088,391      1,650,275

Expenses:
     Depreciation                                   -       87,302         87,302        205,784
     Property operating expenses               17,441       98,681         56,834        225,029
     General and administrative expenses       96,525       70,650        123,715        158,512
     Property write-downs                   2,017,976            -      2,017,976              -
     Amortization of deferred expenses         31,527       36,662         68,475         93,843
                                          -----------     --------     ----------     ----------
         Total expenses                     2,163,469      293,295      2,354,302        683,168
                                          -----------     --------     ----------     ----------
         Net income                       ($1,595,697)    $532,481    ($1,265,911)    $  967,107
                                          ===========     ========     ==========     ==========

Allocation of net income:
     General Partner                         ($15,957)    $  5,325       ($12,659)    $    9,671
     John Hancock Limited Partner                   -            -              -              -
     Investors                             (1,579,740)     527,156     (1,253,252)       957,436
                                          -----------     --------     ----------     ----------
                                          ($1,595,697)    $532,481    ($1,265,911)    $  967,107
                                          ===========     ========     ==========     ==========
Net income per Unit                            ($0.61)    $   0.20         ($0.48)    $     0.37
                                          ===========     ========     ==========     ==========




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999

                                                     GENERAL        LIMITED
                                                     PARTNER        PARTNERS            TOTAL
                                                    ---------      ------------      ------------

Partners' equity/(deficit) at January 1, 1999
    (2,601,552 Units outstanding)                   ($185,981)     $ 25,382,287      $ 25,196,306

Less: Cash distributions                              (23,567)      (13,278,322)      (13,301,889)

Add: Net income                                        64,457         6,858,144         6,922,601
                                                    ---------      ------------      ------------

Partner's equity/(deficit) at December 31, 1999      (145,091)       18,962,109        18,817,018
   (2,601,552 Units outstanding)

Less: Cash distributions                               (6,906)       (1,014,605)       (1,021,511)

Add: Net loss                                         (12,659)       (1,253,252)       (1,265,911)
                                                    ---------      ------------      ------------

Partners' equity/(deficit) at June 30, 2000
   (2,601,552 Units outstanding)                    ($164,656)     $ 16,694,252      $ 16,529,596
                                                    =========      ============      ============



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               2000             1999
                                                            -----------      -----------
Operating activities:
     Net income                                             ($1,265,911)     $   967,107

     Adjustments to reconcile net income to
     net cash provided by operating activities:

         Depreciation                                            87,302          205,784
         Amortization of deferred expenses                       68,475           93,843
         Property write-downs                                 2,017,976               --
         Cash distributions over (under) equity in
           income from joint venture                           (105,581)          24,834
                                                            -----------      -----------
                                                                802,261        1,291,568

     Changes in operating assets and liabilities:
         Decrease/(increase) in restricted cash                 104,378             (756)
         Decrease/(increase) in other assets                     (2,399)         (80,000)
         Increase/(decrease) in accounts payable
           and accrued expenses                                 (24,219)          77,904
         Increase/(decrease) in accounts payable to
           affiliates                                           (20,179)          44,526
                                                            -----------      -----------
              Net cash provided by operating activities         859,842        1,333,242

Investing activities:
     Increase in deferred expenses                              (21,762)         (67,594)
                                                            -----------      -----------
              Net cash used in investing activities             (21,762)         (67,594)

Financing activities:
     Cash distributed to Partners                            (1,021,511)      (1,313,216)
                                                            -----------      -----------

              Net cash used in financing activities          (1,021,511)      (1,313,216)
                                                            -----------      -----------

              Net decrease in cash and cash
                equivalents                                    (183,431)         (47,568)

              Cash and cash equivalents at beginning
                of year                                       2,951,442        3,261,458
                                                            -----------      -----------

              Cash and cash equivalents at end
                of period                                   $ 2,768,011      $ 3,213,890
                                                            ===========      ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP
         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 2000, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,031 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of June 30, 2000, the Partnership has two properties remaining in its portfolio, one of which is held through a joint venture. The partnership listed one property for sale during March 2000 and has listed the other property for sale during the second quarter of 2000. Upon the sale of the last remaining property, the operations of the Partnership will terminate and the Partnership will be dissolved in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.     SIGNIFICANT ACCOUNTING POLICIES
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the six months ended June 30, 2000 and 1999 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $44,577 and $62,695, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the six months ended June 30, 2000 and 1999 are $0 and $15,163, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

         The General Partner also believes that this indemnification applies to the complaint filed in the Superior Court of the State of California for the County of Los Angeles described in Note 9. Accordingly, the Partnership incurred and paid $35,138 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to this complaint.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
5.     INVESTMENT IN PROPERTY

         Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:
                                              June 30,        December 31,
                                                2000              1999
                                              --------        ------------
           Park Square Shopping Center        $      -        $12,886,230
             Accumulated depreciation                -         (3,997,387)
                                              --------        -----------
                                              $      -        $ 8,888,848
                                              ========        ===========

         During March 2000, the Park Square Shopping Center was listed for sale. Accordingly, this property is classified as "Property Held for Sale" on the Balance Sheet at June 30, 2000 at its carrying value. Since that time the General Partner has entered into a Purchase and Sale Agreement on behalf of the Partnership. The sale is subject to certain conditions which if not satisfied prior to the scheduled date of sale, may result in the termination of the Agreement. As a result of changes in the status of the supermarket anchor tenant at the property and, in general, the continued weakness in the local real estate market conditions, the General Partner wrote-down the carrying amount of Park Square Shopping Center by $2,107,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that has been negotiated with the current prospective buyer. No assurances can be given that a final agreement can be reached with a prospective buyer.

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

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at June 30, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.     DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                      Unamortized     Unamortized
                                                                       Balance at      Balance at
                     DESCRIPTION                                      jUNE 30, 2000  DECEMBER 31, 1999
                     -----------                                      -------------  -----------------
$152,880 acquisition fee for investment in
the Affiliated Joint Venture. This amount
is amortized over a period of 31.5 years.                                $ 97,269       $ 99,695

$1,203,097 acquisition fees paid to the
General Partner. Prior to June 30, 1993, this
amount was amortized over a period of 30 years.
Subsequent to June 30, 1993, the unamortized
balance is amortized over a period of 8.5 years.                          181,881        242,508

Tenant improvements were amortized over the terms of the leases to which they relate. During March, 2000 The General Partner listed its last investment property for sale. Accordingly, the unamortized balance is included in
carrying cost of "Property held for sale."                                      -          5,224

Lease commissions were amortized over the terms of the leases to which they relate. During March, 2000, the General Partner listed its last investment property for sale. Accordingly, the unamortized
balance is included in carrying cost of "Property held for sale."               -         44,241
                                                                         --------       --------
                                                                         $279,150       $391,668
                                                                         ========       ========


8.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                     Six Months Ended June 30,
                                                         2000        1999
                                                     ----------    -----------

         Net income per Statements of Operations       $752,065    $  967,107


         Add/(deduct): Excess of book depreciation
                         over tax depreciation          (70,208)        9,726
                       Excess of book amortization
                         over tax amortization            6,115        31,246
                           Other income and expense           -             -
                                                       --------    ----------
         Net income for federal income tax purposes    $687,972    $1,008,079
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

         A settlement agreement was approved by the Court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred approximately $532,173 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

Since January 3, 2000, the information systems, including mission critical systems which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, as of the date of this report neither John Hancock nor the Partnership have reason to expect any such issues.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Partnership had $2,768,011 in cash and cash equivalents, and $15,513 in restricted cash.

The Partnership has a working capital reserve with a current balance of approximately $2.6 million. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. The Partnership's liquidity would, however, be materially adversely affected if there were a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

The Partnership incurred $21,762 of leasing costs at the Park Square Shopping Center during the six months ended June 30, 2000. The General Partner anticipates that the Partnership will incur approximately $64,000 of leasing costs during the remainder of 2000. The current balance in the working capital reserve should be sufficient to pay such costs.

The General Partner anticipates that the Partnership will incur approximately $11,000 of non-recurring repair and maintenance expenses at the Park Square Shopping Center during the remainder of 2000. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $532,173 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

Cash in the amount of $1,021,511 generated from the Partnership's operations, was distributed to the General Partner and Investors during the six months ended June 30, 2000. These amounts were distributed in accordance with the Partnership Agreement. The amount distributed to the Investors from Distributable Cash from Operations during the six months ended June 30, 2000 represented an annualized return of 6% on remaining Investors' Invested Capital. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining quarters of 2000 could be reduced by the effect of sales that may occur during 2000 and by the termination of the lease at the Quince Orchard Corporate Center as of June 30, 2000. Distributions of Distributable Cash from Sales, Financings or Repayments in 2000 will be dependent upon the occurrence of sales of Partnership real properties. There can be no assurances that any properties will be sold or how much cash from such sales will be distributable to the Limited Partners, if any.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining equity investments during the six months ended June 30, 2000 and scheduled leasing activity for each investment during the remainder of 2000:
                                                   PARK SQUARE    QUINCE ORCHARD
                                                  SHOPPING CTR.   CORPORATE CTR.
                                                  -------------   --------------
Square Footage                                      137,108          99,782

Occupancy January 1, 2000                              88%            100%

New Leases                                              0%              0%

Lease Renewals                                          0%              0%

Leases Expired                                          0%              0%

Occupancy June 30, 2000                                88%            100%

Leases Scheduled to Expire, Balance of 2000             3%            100%

Leases Scheduled to Commence, Balance of 2000           0%              0%


The Brooklyn Park, Minnesota real estate market, where the Park Square Shopping Center is located, continues to experience increasing demand for tenants as the development of more retail space continues. The General Partner expects market conditions in Brooklyn Park to remain competitive during the remainder 2000 and, therefore, no increase in market rental rates is anticipated. During March 2000, Park Square Shopping Center was listed for sale.

The Quince Orchard Corporate Center is leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expires in February 2004. The tenant has two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month of the lease, or June 2000, and, two, to extend the term of the lease for an additional five- year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche has informed the General Partner that it intends to exercise its right to terminate the lease in June 2000. Subsequently the subtenant has vacated the space.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continue to improve. The supply of such office space has been unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition has given rise to new real estate development in the area. The General Partner does not anticipate that this new development will negatively impact the market and therefore expects market conditions to remain favorable through 2000. The General Partner is actively seeking a tenant(s) for the property and will offer competitive leasing packages in an effort to secure new tenants for the building. During the second quarter, the General Partner received unsolicited offers to purchase the property. The General Partner is in the process of negotiating terms of a Purchase and Sale Agreement with a prospective buyer as a result of one of these offers. No assurances can be given that an agreement will be reached with a prospective buyer.

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

As a result of changes in the status of the supermarket anchor tenant at Park Square Shopping Center and, in general, the continued weakness in the local real estate market conditions for properties similar to the property, the General Partner wrote down the carrying amount of Park Square by $2,017,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that has been negotiated with the current prospective buyer. No assurances can be given that a final agreement can be reached with a prospective buyer.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Partnership generated a net loss for the six months ended June 30, 2000 of $1,265,911, as compared to net income of $967,107 for the same period in 1999. The current period results include a $2,017,976 write-down of the value of Park Square Shopping Center. Excluding this amount, net income for the six months ended June 30, 2000 decreased by $215,042, or 22%. This decrease is primarily due to a decrease in rental income and was somewhat offset by decreases in property operating expenses, depreciation and amortization expenses, and general and administrative expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:
                                                              Six Months Ended
                                                                  June 30,
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

Rental income for the six months ended June 30, 2000 decreased by $584,719 or 51%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center on August 9, 1999. Rental income at the Partnership's other properties was consistent between periods.

Depreciation expense for the six months ended June 30, 2000 decreased by $118,462, or 58%, as compared to the same period in 1999. This decrease is due to the sale of the Miami International Distribution Center and to the reclassification of the Park Square Shopping Center as "Property held for sale" during the first quarter of 2000. Accordingly, no depreciation has been recorded since the properties were listed for sale.

Property operating expenses for the six months ended June 30, 2000 decreased by $168,195, or 75%, as compared to the same period in 1999 primarily due to the sale of the Miami International Distribution Center.

General and administrative expenses for the six months ended June 30, 2000 decreased by $34,797, or 22%, as compared to the same period in 1999 primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report and to a decrease in the time required by the General Partner in managing the activities of the Partnership resulting from the sale of the Miami International Distribution Center.

Amortization of deferred expenses for the six months ended June 30, 2000 decreased by $25,368, or 27%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center and to the reclassification of the Park Square Shopping Center to "Property held for sale" and, accordingly, no longer amortizing such amounts for this property.

As referred to previously, the General Partner determined that the value of Park Square Shopping Center had been impaired. As a result, the Partnership reduced the carrying amount of the property by $2,017,976 and this amount was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                    Six Months Ended June 30,
                                                       2000        1999
                                                    ---------    ------------
Net cash provided by operating activities (a)        $859,842    $1,333,242
Net change in operating assets and liabilities (a)    (57,581)      (41,674)
                                                     --------    ----------
Net cash provided by operations (a)                   802,261     1,291,568
Increase in working capital reserves                        -             -
                                                     --------    ----------
Cash from operations (b)                              802,261     1,291,568
Decrease in working capital reserves                  143,758        21,648
                                                     --------    ----------
Distributable cash from operations (b)               $946,019    $1,313,216
                                                     ========    ==========

Allocation to General Partner                        $  9,460    $   12,440
Allocation to Investors                               936,559     1,300,776
Allocation to John Hancock Limited Partner                  -             -
                                                     --------    ----------
                                                     $946,019    $1,313,216
                                                     ========    ==========

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

During the third quarter of 2000, the Partnership will make a distribution of Distributable Cash from Operations to the General Partner and Investors in the amount of $473,009. This amount represents a 6% annualized return on remaining Investors' Invested Capital (as defined in the Partnership Agreement). This amount is allocated 1% to the General Partner and 99% to the Investors, in accordance with the Partnership Agreement.

The source of future cash distributions from operations is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 2000 may be impacted by the possible sale of both of the remaining properties in the Partnership.

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

ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the second quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the second quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Partnership during the second quarter of 2000.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits to this report

         (b) There were no Reports on Form 8-K filed during the second quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.


                                     John Hancock Realty Income Fund-II
                                     Limited Partnership


                                     By: John Hancock Realty Equities, Inc.,
                                         General Partner



                                         By: /s/ John M. Garrison
                                             ----------------------------------
                                             John M. Garrison, President



                                         By: /s/ Virginia H. Lomasney
                                             ----------------------------------
                                             Virginia H. Lomasney, Treasurer
                                             (Chief Accounting Officer)