Form 10-Q
period 2000-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2000-11-14
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               ------------------------------------------------

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MASSACHUSETTS                                      04-2969061
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

                     200 CLARENDON STREET, BOSTON, MA 02116
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (800) 722-5457
-------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                      N/A
-------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    Yes [X]    No[ ]

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                      INDEX



                                                                            PAGE
PART I:  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Balance Sheets at September 30, 2000 and
                  December 31, 1999                                           3

                  Statements of Operations for the Three and Nine
                  Months Ended September 30, 2000 and 1999                    4

                  Statements of Partners' Equity for the
                  Nine Months Ended September 30, 2000 and
                  Year Ended December 31, 1999                                5

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 2000 and 1999                    6

                  Notes To Financial Statements                            7-14

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           15-18


PART II: OTHER INFORMATION                                              19

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999
                                                  -------------    ------------

Cash and cash equivalents                         $ 15,384,750    $  2,951,442
Restricted cash                                         15,513         119,891
Other assets                                             1,735           7,921

Deferred expenses, net of accumulated
     amortization of $1,108,354 in 2000 and
     $1,224,279 in 1999                                247,623         391,668

Investment in joint venture                            130,000       6,695,633

Investment in property:
     Land                                                   --       2,410,000
     Buildings and improvements                             --      10,476,229
                                                  ------------    ------------
                                                            --      12,886,229
     Less: accumulated depreciation                         --       3,997,381
                                                  ------------    ------------
                                                            --       8,888,848
                                                  ------------    ------------

         Total assets                             $ 15,779,621    $ 19,055,403
                                                  ============    ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses             $     59,943    $     81,873
Accounts payable to affiliates                         117,330         156,512
                                                  ------------    ------------
         Total liabilities                             177,273         238,385

Partners' equity/(deficit):
     General Partners' deficit                        (168,975)       (145,091)
     Limited Partners' equity                       15,771,323      18,962,109
                                                  ------------    ------------

         Total partners' equity                     15,602,348      18,817,018
                                                  ------------    ------------

         Total liabilities and partners' equity   $ 15,779,621    $ 19,055,403
                                                  ============    ============






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)



                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                               2000            1999           2000          1999
                                               ----            ----           ----          ----

Income:

     Rental income                         $   206,978    $   387,299    $   734,359    $ 1,538,088
     Income/(loss) from joint venture          (37,063)       212,302        446,124        637,905
     Interest income                            77,278        120,872        155,101        194,755
     Gain/(loss) on sale of property          (569,970)     5,286,379       (569,970)     5,286,379
                                           -----------    -----------    -----------    -----------

         Total income                         (322,777)     6,006,852        765,614      7,657,127

Expenses:

     Depreciation                                   --         87,306         87,302        293,090
     Property operating expenses                25,425        145,213         82,259        370,242
     General and administrative expenses        79,239         84,833        202,954        243,345
     Property write-downs                           --             --      2,017,976             --
     Amortization of deferred expenses          31,527         36,562        100,002        130,405
                                           -----------    -----------    -----------    -----------

         Total expenses                        136,191        353,914      2,490,493      1,037,082
                                           -----------    -----------    -----------    -----------

         Net income                        $  (458,968)   $ 5,652,938    $(1,724,879)   $ 6,620,045
                                           ===========    ===========    ===========    ===========

Allocation of net income:

     General Partner                       $    (4,319)   $    56,529    $   (16,978)   $    66,200
     John Hancock Limited Partner             (187,799)       387,668       (187,799)       387,668
     Investors                                (266,850)     5,208,741     (1,520,102)     6,166,177
                                           -----------    -----------    -----------    -----------
                                           $  (458,968)   $ 5,652,938    $(1,724,879)   $ 6,620,045
                                           ===========    ===========    ===========    ===========

Net income per Unit                        $     (0.10)   $      2.00    $     (0.58)   $      2.37
                                           ===========    ===========    ===========    ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999



                                                    GENERAL       LIMITED
                                                    PARTNER       PARTNERS       TOTAL
                                                    -------       --------       -----


Partners' equity/(deficit) at January 1, 1999
  (2,601,552 Units outstanding)                    $(185,981)   $25,382,287   $25,196,306

Less: Cash distributions                             (23,567)   (13,278,322)  (13,301,889)

Add: Net income                                       64,457      6,858,144     6,922,601
                                                   ---------    -----------   -----------
Partner's equity/(deficit) at December 31, 1999     (145,091)    18,962,109    18,817,018
  (2,601,552 Units outstanding)

Less: Cash distributions                              (6,906)    (1,482,885)   (1,489,791)

Add: Net loss                                        (16,978)    (1,707,901)   (1,724,879)
                                                   ---------     ----------    ----------
Partners' equity/(deficit) at September 30, 2000
   (2,601,552 Units outstanding)                   $(168,975)   $15,771,323   $15,602,348
                                                   =========    ===========   ===========









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              2000             1999
                                                                              ----             ----


Operating activities:
     Net income/(loss)                                                    $ (1,724,879)   $  6,620,045

     Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

         Depreciation                                                           87,302         293,090
         Amortization of deferred expenses                                     100,002         130,405
         Property write-downs                                                2,017,976            --
         Cash distributions over equity in
           income from joint venture                                           253,957          12,510
         Gain/(loss) on sale of property interests                             569,970      (5,286,379)
                                                                          ------------    ------------
                                                                             1,304,328       1,769,671

     Changes in operating assets and liabilities:
         Decrease in restricted cash                                           104,378             513
         Decrease/(increase) in other assets                                     6,186          (1,152)
         Increase/(decrease) in accounts payable
           and accrued expenses                                                (21,930)        132,381
         Increase/(decrease) in accounts payable to
           affiliates                                                          (39,182)         71,878
                                                                          ------------    ------------
              Net cash provided by operating activities                      1,353,780       1,973,291

Investing activities:
     Increase in deferred expenses                                             (25,226)        (67,594)
     Proceeds from sale of property interests                               12,594,545      10,694,903
                                                                          ------------    ------------
              Net cash provided by investing activities                     12,569,319      10,627,309

Financing activities:
     Cash distributed to Partners                                           (1,489,791)     (1,963,604)
                                                                          ------------    ------------

              Net cash used in financing activities                         (1,489,791)     (1,963,604)
                                                                          ------------    ------------

              Net increase in cash and cash
                equivalents                                                 12,433,308      10,636,996

              Cash and cash equivalents at beginning
                of year                                                      2,951,442       3,261,458
                                                                          ------------    ------------

              Cash and cash equivalents at end
                of period                                                 $ 15,384,750    $ 13,898,454
                                                                          ============    ============







                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 2000, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,012 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of September 30, 2000, the Partnership has sold the two remaining properties in its portfolio, one of which is held through a joint venture. The sale of these last two properties results in the termination of the operations of the Partnership. The Partnership will be dissolved in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

4. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the nine months ended September 30, 2000 and 1999 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $71,325 and $81,555, respectively. These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 9. Accordingly, included in the Statements of Operations for the nine months ended September 30, 2000 and 1999 are $0 and $23,744, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 2000, the Partnership has accrued a total of $210,098 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

     The General Partner also believes that the indemnification applies to the complaint filed in the Superior Court of the State of California for the County of Los Angeles described in Note 9. Accordingly, the Partnership incurred and paid $35,138 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to this complaint.

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

                                  (UNAUDITED)

5. INVESTMENT IN PROPERTY

     Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                         September 30,             December 31,
                                             2000                      1999
                                         -------------             ------------

     Park Square Shopping Center           $     --                $12,886,229
       Accumulated Depreciation                  --                 (3,997,381)
                                           --------                -----------
                                           $     --                $ 8,888,848
                                           ========                ===========

     During March 2000, the Park Square Shopping Center was listed for sale. Accordingly, this property has been classified as "Property held for sale" on the Balance Sheet since March 31, 2000 at its carrying value. During the second quarter of 2000, as a result of changes in the status of the supermarket anchor at the property and, in general, the continued weakness in local real estate market conditions, the General Partner wrote-down the carrying amount of Park Square Shopping center by $2,017,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that had been negotiated with the then prospective buyer. On August 30, 2000, the Partnership sold the Park Square Shopping Center for a net sales price of $6,309,923, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $542,917, representing the difference between the net sales price and the property's carrying value of $6,852,840.

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

     On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owns and operates the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provides that the Affiliated Joint Venture shall contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at September 30, 2000, 97.55% has been contributed by the Affiliated Joint Venture. The Affiliated Joint Venture continues to hold a 75% interest in QOCC-1 Associates.

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

     On September 29, 2000, QOCC-1 Associates sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sales price of $12,569,246 after deductions for commissions and selling expenses incurred in connection with the sale of the property. $6,284,623, representing fifty percent of the net proceeds of the sale, was distributed to the Partnership and fifty percent was distributed to Income Fund-III. This transaction resulted in a non-recurring loss of $27,053 to the Partnership, representing the difference between the net sales price and the carrying value of the investment of $6,311,676.


7. DEFERRED EXPENSES

   Deferred expenses consist of the following:


                                                                UNAMORTIZED           UNAMORTIZED
                                                                 BALANCE AT           BALANCE AT
           DESCRIPTION                                        SEPTEMBER 30, 2000   DECEMBER 31, 1999
           -----------                                        ------------------   -----------------

   $152,880 acquisition fee for investment in
   the Affiliated Joint Venture. This amount
   is amortized over a period of 31.5 years.                       $ 96,056             $ 99,695

   $1,203,097 acquisition fees paid to the
   General Partner. Prior to September 30, 1993, this
   amount was amortized over a period of 30 years.
   Subsequent to September 30, 1993, the unamortized
   balance is amortized over a period of 8.5 years.                 151,567              242,508

   Tenant improvements were amortized over the terms
   of the leases to which they relate. During March,
   2000 the General Partner listed its last investment
   property for sale. Accordingly, the unamortized
   balance is included in carrying cost of "Property
   held for sale."                                                       --                5,224

   Lease commissions were amortized over the terms of
   the leases to which they relate. During March, 2000,
   the General Partner listed its last investment property
   for sale. Accordingly, the unamortized balance is
   included in carrying cost of "Property held for sale."                --               44,241
                                                                   --------             --------
                                                                   $247,623             $391,668
                                                                   ========             ========


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8. FEDERAL INCOME TAXES

     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                 Nine Months Ended September 30,
                                                      2000              1999
                                                      ----              ----


     Net income per Statements of Operations      $(1,724,879)      $6,620,045

     Add/(deduct): Excess of book gain over tax
                    gain on disposition of assets    (667,318)        (154,926)
                   Excess of book depreciation
                    over tax depreciation            (105,312)          19,452
                   Excess of book amortization
                    over tax amortization               9,173           62,495
                                                  -----------       ----------
     Net income for federal income tax purposes   $(2,488,336)      $6,547,066
                                                  ===========       ==========

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

     A settlement agreement was approved by the Court on December 22, 1999. Under terms of the settlement, the defendants have guaranteed certain returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership sold Park Square Shopping Center on August 30, 2000 and QOCC-1 sold the Quince Orchard Corporate Center on September 29, 2000. The sale of the Partnership's last remaining investments resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be cancelled, and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

At September 30, 2000 the Partnership had $15,384,750 in cash and cash equivalents, $15,513 in restricted cash.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has a working capital reserve with a current balance of approximately $2.7 million. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. Liquidity would, however, be materially adversely affected if there were significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

The Partnership incurred $25,226 of leasing costs at the Park Square Shopping Center during the nine months ended September 30, 2000. The current balance in the working capital reserve was sufficient to pay such costs.

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

Cash in the amount of $1,489,791 generated from the Partnership's operations, was distributed to the Partners during the nine months ended September 30, 2000. This amount was distributed in accordance with the Partnership Agreement. The amount distributed to the Investors from Distributable Cash from Operations during the nine months ended September 30, 2000 represented an annualized return of 6% on remaining Investors' Invested Capital. The General Partner anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 2000 will be reduced as an effect of the sales of the Park Square Shopping Center and the Quince Orchard Corporate Center during the third quarter of 2000.

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

As a result of changes in the status of the supermarket anchor tenant at Park Square Shopping Center and, in general, the continued weakness in the local real estate market conditions for properties similar to Park Square, during the second quarter the General Partner wrote down the carrying amount of Park Square by $2,017,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that was being negotiated with a prospective buyer.

On August 30, 2000, the Partnership sold the Park Square Shopping Center for a gross sales price of $6,500,000 to an unaffiliated buyer. After deductions for commissions and selling expenses, the sale generated net proceeds of $6,309,923 resulting in a non-recurring net loss of $542,917, representing the difference between the net sales price and the property's carrying value of $6,852,840.

During the second quarter of 2000, the General Partner received unsolicited offers to purchase the Quince Orchard Corporate Center. On September 29, 2000, QOCC-1 Associates sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sales price of $12,569,246 after deductions for commissions and selling expenses incurred in connection with the sale of the property. $6,284,623, representing fifty percent of the net proceeds of the sale, was distributed to the Partnership and fifty percent was distributed to Income Fund-III. This transaction resulted in a non-recurring loss of $27,053 to the Partnership, representing the difference between the net sales price and the carrying value of the investment of $6,311,676.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Partnership generated a net loss the nine months ended September 30, 2000 of $1,724,879 , as compared to net income of $6,620,045 for the same period in 1999. The prior period results include a non-recurring gain of $5,286,379 from the sale of the Miami International Distribution Center on August 9, 1999. The current period results include a $2,107,976 write-down of the value of Park Square Shopping Center, a non-recurring loss of $542,917 on the sale of Park Square Shopping Center and a non-recurring loss of $27,053 as a result of QOCC-1's sale of Quince Orchard Corporate Center. Excluding these results, net income for the nine months ended September 30, 2000 decreased by $470,599, or 35%, as compared to the prior year. This decrease is primarily due to a decrease in rental income and income from joint venture and was somewhat offset by decreases in depreciation and property operating expenses.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                 Nine Months Ended September 30,
                                                   2000                   1999
                                                   ----                   ----

Park Square Shopping Center                         88%                    88%
Quince Orchard Corporate Center
 (Affiliated Joint Venture)                         67%                   100%

Rental income for the nine months ended September 30, 2000 decreased by $803,729, or 52%, as compared to the same period during 1999 primarily due to the sale of the Miami International Distribution Center on August 9, 1999 and the sale of the Park Square Shopping Center on August 30, 2000.

Depreciation expense for the nine months ended September 30, 2000 decreased by $205,788 or 70%, as compared to the same period in 1999. This decrease is due to the sale of the Miami International Distribution Center and to the reclassification of the Park Square Shopping Center as "Property Held for Sale" during the first quarter of 2000. Accordingly, no depreciation expense has been recorded since these properties were listed for sale.

Property operating expenses for the nine months ended September 30, 2000 decreased by $287,983, or 78%, as compared to the same period in 1999 primarily due to the sale of the Miami International Distribution Center on August 9, 1999.

General and administrative expenses for the nine months ended September 30, 2000 decreased by $40,391, or 17%, as compared to the same period in 1999. This decrease was primarily due to lower legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report and to a decrease in time required by the General Partner in managing the activities of the Partnership resulting from the sale of the Miami International Distribution Center in 1999.

Amortization of deferred expenses for the nine months ended September 30, 2000 decreased by $30,403, or 23%, as compared to the same period in 1999 due to the sale of the Miami International Distribution Center and to the reclassifying of deferred expenses for Park Square Shopping Center to "Property Held for Sale" and, accordingly, no longer amortizing such amounts for this property.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         2000           1999
                                                         ----           ----

Net cash provided by operating activities (a)        $ 1,353,780    $ 1,973,291
Net change in operating assets and liabilities (a)       (49,452)      (203,620)
                                                     -----------    -----------
Net cash provided by operations (a)                    1,304,328      1,769,671
Increase in working capital reserves                    (358,309)            --
                                                     -----------    -----------
Cash from operations (b)                                 946,019      1,769,671
Decrease in working capital reserves                          --        199,190
                                                     -----------    -----------
Distributable cash from operations (b)               $   946,019    $ 1,968,861
                                                     ===========    ===========

Allocation to General Partner                        $     9,460    $    17,697
Allocation to Investors                                  936,559      1,951,164
Allocation to John Hancock Limited Partner                    --             --
                                                     -----------    -----------
                                                     $   946,019    $ 1,968,861
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

During the fourth quarter of 2000, the Partnership will make a cash distribution in the amount of $12,017,089 to the General Partner and Limited Partners generated from Distributable Cash from Sales or Financings as a result of the sale of the Park Square Shopping Center and QOCC-1's sale of the Quince Orchard Corporate Center. This amount is allocated as follows:

                                                            DIST. CASH FROM
                                                          SALES OR FINANCINGS
                                                          -------------------
Investors                                                      $11,550,891
John Hancock Limited Partner                                       466,198
General Partner                                                         --
                                                               -----------
   Total                                                       $12,017,089
                                                               ===========

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the property interests of the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to the Limited Partners, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations will be made to Limited Partners at least for the last quarter of 2000. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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

          A settlement agreement was approved by the Court on December 22, 1999. Under terms of the settlement, the defendants have guaranteed certain returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the third quarter of 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the third quarter of 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Partnership during the third quarter of 2000.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits to this report
          (b) A Report on Form 8-K was filed during the third quarter of 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2000.


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