Form 10-K405
period 2000-12-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2001-04-02
CIK 818257

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED             December 31, 2000
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM               N/A
                               -------------------------------------------------

COMMISSION FILE NUMBER                     0-17664
                      ----------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                     04-2969061
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    200 Clarendon Street, Boston, MA                          02116
---------------------------------------            -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (800) 722-5457
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

                                   Yes   X    No
                                       -----      -----

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

                         Exhibit Index on Pages 17 - 21

                                TABLE OF CONTENTS

                                     PART I
   Item 1   Business                                                          3
   Item 2   Properties                                                        6
   Item 3   Legal Proceedings                                                 6
   Item 4   Submission of Matters to a Vote
              of Security Holders                                             6


                                     PART II


   Item 5   Market for the Partnership's Securities and Related
              Security Holder Matters                                         7
   Item 6   Selected Financial Data                                           8
   Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8
   Item 8   Financial Statements and Supplementary Data                      12
   Item 9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                         12


                                    PART III


   Item 10  Directors and Executive Officers of the Registrant               13
   Item 11  Executive Compensation                                           15
   Item 12  Security Ownership of Certain Beneficial Owner
              and Management                                                 15
   Item 13  Certain Relationships and Related Transactions                   15


                                     PART IV


   Item 14  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                            17

            Signatures                                                       22

                                     PART I
ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund-II Limited Partnership (the "Partnership"), is a limited partnership organized on June 30, 1987 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 2000, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner") and 4,000 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units") for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 by the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $4,161,483. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 5,000,000 Units representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership.

The Units were offered and sold to the public during the period from October 2, 1987 to January 2, 1989, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $20 per Unit. No established public market exists on which the Units may be traded.

The Partnership was engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing, income-producing retail, industrial, and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating first mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and were held free and clear of mortgage indebtedness, the Partnership had the ability to incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business, as is described in the following paragraph, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last two properties in its portfolio, one of which was held through a joint venture, resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

The Partnership's equity real estate investments are subject to various risk factors. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property previously owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs.

On July 15, 1988, the Partnership acquired Park Square Shopping Center, a 137,108 square foot community shopping center located in Brooklyn Park, Minnesota. Over the past few years, the Minneapolis-St. Paul area, which includes Brooklyn Park, has experienced tremendous population growth, fueling an increase in development across all property types. As a result, the supply of new retail properties has outpaced the demand for such space causing an increase in vacancy rates and, therefore, an increase in competition for tenants. This trend is projected to continue for some time. In addition, the Minnesota market, as a whole, has high occupancy costs primarily resulting from one of the highest real estate tax rates in the nation. The General Partner expected market conditions in Brooklyn Park to remain competitive during 2000 and, therefore, no increase in market rental rates was anticipated. Given these conditions, during March, 2000, the General Partner listed Park Square Shopping Center for sale. During the second quarter 2000, as a result of changes in the status of the supermarket anchor and, in general, the continued weakness in local real estate market conditions for properties similar to Park Square, the General partner wrote down the carrying amount of the property by $2,017,976 to $6,849,375, representing the anticipated net proceeds to be received as a result of the sales price that was being negotiated with a prospective buyer.

On August 30, 2000, the Partnership sold the Park Square Shopping Center for a gross sales price of $6,500,000. After deductions for commissions and selling expenses, the sale generated net proceeds of $6,309,913 resulting in a non-recurring net loss of $542,917, representing the difference between net sales price and the property's carrying value of $6,852,840. On November 14, 2000, the Partnership distributed $6,293,675 of the net sales proceeds, of which $5,827,477 was distributed to the Investors and $466,198 was distributed to the John Hancock Limited Partner. The Partnership retained $16,248 in working capital reserves.

On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). Pursuant to the terms of the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership has since held a 50% interest in the Affiliated Joint Venture. On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owned and operated a 99,782 square foot, three-story office building and related land and improvements located in Gaithersburg, Maryland (the "Quince Orchard Corporate Center"). The partnership agreement of QOCC-1 Associates provided that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates at December 31, 1999, 97.55% was contributed by the Affiliated Joint Venture.

The Quince Orchard Corporate Center was leased to Boehringer Mannheim Pharmaceuticals, Inc. under a ten-year lease which expired in February 2004. The tenant had two options under the lease agreement, one, to terminate the lease at the end of its seventy-sixth month, or June 2000, and, two, to extend the term of the lease for an additional five-year period. During the first quarter of 1998, Hoffman-LaRoche, Inc. received approval from the Federal Trade Commission to acquire Boehringer Mannheim Pharmaceuticals, Inc. Subsequently, Hoffman-LaRoche vacated and subleased the space. Hoffman-LaRoche informed the General Partner that it intended to exercise its right to terminate the lease in June 2000.

Real estate conditions in the Washington D.C. area for office space similar to the Quince Orchard Corporate Center continued to improve during 2000. The supply of such office space was unable to keep pace with the demand, resulting in a slight increase in market rents. Further, this condition gave rise to new development in the area. The General Partner did not anticipate that this new development would negatively impact the market and, therefore, expected market conditions to remain favorable through 2000. The General Partner actively marketed the property for lease, offering competitive leasing packages in an effort to secure prospective tenants for the building.

During the second quarter of 2000, the General Partner received unsolicited offers to purchase Quince Orchard Corporate Center. On September 29, 2000, QOCC-I Associates sold the property to a non-affiliated buyer for a total net sale price of $12,554,940 after deductions for commissions and selling expenses incurred in connection with the sale of the property. Fifty percent of the net proceeds of the sale, or $6,277,470, was distributed to the Partnership and fifty percent was distributed to Income Fund-III. QOCC-I Associates was subsequently liquidated in December 2000. During November 2000, the Partnership distributed $5,723,414 of the net sales proceeds to the Investors. The Partnership retained $561,209 of the net proceeds in working capital reserves.

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

On July 31, 1989, the Partnership acquired the Miami International Distribution Center ("MIDC"), a 215,019 square foot warehouse/distribution facility located in Miami, Florida. The General Partner acquired MIDC in its own name on an interim basis from a non-affiliated seller on December 20, 1988. As of July 31, 1989 the General Partner transferred title to the Partnership at its original cost. The Miami International Airport is the leading U.S. Airport for international cargo. MIDC's proximity to the airport makes it a desirable facility for those companies dealing in international trade. Although, the demand for warehouse space close to the airport is strong, new facilities continue to become available creating more space for tenants. During the third quarter of 1998 the General Partner secured a new tenant to take occupancy of approximately 29,000 square feet, or 13%, of the property for a five-year term beginning October 1, 1998. This lease brought occupancy at MIDC to 100%. Due to the securing of this lease at the property, the General Partner listed MIDC for sale during April 1999. On August 9, 1999, the Partnership sold the Miami International Distribution Center to a non-affiliated buyer and received net sales proceeds of $10,693,103. During November 1999, the Partnership distributed $10,676,769 of the net sales proceeds, of which $9,885,898 was distributed to the Investors and $790,871 was distributed to the John Hancock Limited Partner. The Partnership retained $16,334 in working capital reserves, as permitted by the Partnership Agreement.

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

ITEM 2 - PROPERTIES

As of December 31, 2000, the Partnership held no properties in its portfolio.

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

A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement did not have a material adverse impact on the Partnership's financial position.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 2000.

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

(b) NUMBER OF SECURITY HOLDERS

                                    Number of
                                 Record holders                Number of Units
                                      as of                   outstanding as of
  Title of Class                December 31, 2000             December 31, 2000
  --------------                -----------------             -----------------
   Assignee Units                     4,000                       2,601,552

(c) DIVIDEND HISTORY AND RESTRICTIONS

During the year ended December 31, 2000, the Partnership distributed cash in the aggregate amount of $13,516,340 to the Partners. Of this amount $1,499,250 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $12,017,090 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). During the year ended December 31, 1999, the Partnership distributed cash in the aggregate amount of $13,301,889 to the Partners. Of this amount $2,625,120 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $10,676,769 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement).

The following table reflects cash distributions made during the two-year period ended December 31, 2000:

                                                                               Amount Paid to
   Date of                                 Amount of        Amount Paid to      John Hancock          Amount Paid       Distribution
Distribution                             Distribution       General Partner    Limited Partner       to Investors         Per Unit
------------                             ------------       ---------------    ---------------       ------------         --------
February 12, 1999                        $   656,258         $     5,870         $      --           $   650,388         $   0.25
May 14, 1999                                 656,958               6,570                --               650,388             0.25
August 13, 1999                              656,958               6,570                --               650,388             0.25
November 15, 1999(*)                      11,331,715               4,557             790,872          10,536,286             4.05
February 14, 2000                            553,232               6,906                --               546,326             0.21
May 15, 2000                                 473,009               4,730                --               468,279             0.18
August 14, 2000                              473,009               4,730                --               468,279             0.18
November 14, 2000(*)                      12,017,090                --               466,198          11,550,892             4.44

(*)  Includes Distributable Cash from Sales, Financing or Repayments.

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations pertaining to the fourth quarter of 2000 were made to the Limited Partners. The distribution made during the quarter represents Distributable Cash from Sales. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and, as soon as reasonably practicable, dissolution of the Partnership. For a further discussion on the financial condition and results of operations of the Partnership see Item 7 of the Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 2000. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                                 Years Ended December 31,
                                                           2000             1999            1998            1997            1996
                                                           ----             ----            ----            ----            ----

Rental income                                          $    734,529     $  1,849,088    $  2,118,686    $  2,160,549    $  2,505,925
Income from joint venture                                   404,579          730,711         716,157         704,292         701,988
Interest income                                             306,394          303,698         226,635         395,621         877,475
Net income/(loss)                                        (1,893,399)       6,922,601       1,460,777       1,868,724       1,602,127
Net income/(loss) per Unit (b)                                (1.61)            2.56            0.56            0.71            0.63
Ordinary tax income/(loss) (a)                           (2,437,288)       6,903,459       1,737,938       1,804,532       1,457,094
Ordinary tax income/(loss) per Unit (b)                       (1.82)            2.54            0.66            0.69            0.58
Cash distributions per Unit from operations                    0.57             1.00            1.00            1.06            1.16
Distributable Cash from Sales,
   Financings or Repayments                              12,017,090       10,676,769       1,685,806       5,478,869       3,315,418
Cash distribution per Unit from
   Sales, Financings or Repayments                             4.44             3.80            0.60            1.95            1.18
Cash and cash equivalents at
   December 31                                            3,589,634        2,951,442       3,261,458       3,393,737       8,669,990
Total assets at December 31                               3,589,634       19,055,403      25,579,774      28,321,090      38,131,131

(a)  The ordinary tax income for the Partnership was allocated as follows:



                                                                              Years Ended December 31,
                                                         2000             1999            1998            1997            1996
                                                         ----             ----            ----            ----             ----
General Partner                                         ($24,382)     $    64,265     $    17,379     $    18,045      $    14,571
John Hancock Limited Partner                           2,327,782          229,597              --              --          (70,487)
Investors                                             (4,740,688)       6,609,597       1,720,559       1,786,487        1,513,010
                                                     -----------      -----------     -----------     -----------      -----------
   Total                                             ($2,437,288)     $ 6,903,459     $ 1,737,938     $ 1,804,532      $ 1,457,094
                                                     ===========      ===========     ===========     ===========      ===========

(b) The ordinary tax income per Unit as presented for 2000, 1999, 1998, 1997 and 1996 was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding during the year. The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each entity at December 31, 2000, 1999, 1998, 1997 and 1996.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the sale of Partnership properties, repayment of mortgage loans, the dissolution and liquidation of the Partnership, actions that would be taken in the event of lack of liquidity, litigation expenses and indemnification claims, distributions to the General Partner and to Investors and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership disposed of the last investment in its portfolio when QOCC-1 Associates sold the Quince Orchard Corporate Center on September 29, 2000. QOCC-1 Associates was subsequently liquidated in December 2000. The sale of this last remaining investment resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement as soon as reasonably practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

At December 31, 2000, the Partnership had $3,589,634 in cash and cash equivalents. Cash and cash equivalents increased by $638,192 from December 31, 1999 primarily due to the Partnership retaining a portion of net sales proceeds received during 2000, in working capital reserves as permitted by the Partnership Agreement.

The Partnership has a working capital reserve with a balance of approximately $3,400,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans or short-term loans from the General Partner or its affiliates.

The Partnership incurred $45,226 of leasing costs at the Park Square Shopping Center during 2000. The Partnership will not incur any leasing costs during 2001.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

As of the date of this Report, the Partnership has incurred a total of approximately $544,678 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $326,807 relates to the Partnership's own defense and approximately $217,871 relates to the indemnification of the General Partner and its Affiliates for their defense.

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

Cash in the amount of $13,516,340 was distributed to the Partners during 2000. Of this amount $1,499,250 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $12,017,090 was generated from Distributable Cash from Sales, Financings or Repayments (defined in the Partnership Agreement). These amounts were distributed in accordance with Partnership Agreement and were allocated as follows:

                                                              From Distributable
                                    From Distributable         Cash From Sales,
                                        Cash From               Financings or
                                       Operations                 Repayments
                                       ----------                 ----------
Investors                              $ 1,482,884               $11,550,892
John Hancock Limited Partner                  --                     466,198
General Partner                             16,366                      --
                                       -----------               -----------
      Total                            $ 1,499,250               $12,017,090
                                       ===========               ===========


As a result of the disposition by the Partnership of its last two remaining properties during 2000, the General Partner determined that starting with the fourth quarter of 2000 it was in the best interest of the Partnership to retain, rather that distribute to Investors, net cash provided by the Partnership's normal operations (if available) in order to fund cash reserves for contingencies, as permitted by the Partnership Agreement.

The General Partner evaluated the carrying value of each of the Partnership's properties and its joint venture investment as of December 31, 1999 by comparing each such carrying value to the related property's future undiscounted cash flows and the then most recent internal appraisal. No impairment in value existed with respect to the Partnerships properties as of December 31, 1999 and, therefore, no write-downs were recorded.

During the second quarter of 2000, as a result of changes in the status of the supermarket anchor tenant and, in general, the continued weakness in local real estate market conditions, the General Partner wrote down the carrying amount of Park Square Shopping Center by $2,017,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that had then been negotiated with the prospective buyer.

As of December 31, 2000, all of the properties in the Partnership have been sold.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                                                     Years Ended December 31,
                                                                                                2000*           1999            1998
                                                                                                -----           ----            ----
Park Square Shopping Center                                                                      N/A             88%             88%
Miami International Distribution Center                                                          N/A            N/A              90%
Quince Orchard Corporate Center (Affiliated Joint Venture)                                       N/A            100%            100%

* As of December 31, 2000, all of the properties in the Partnership have been sold.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

2000 COMPARED WITH 1999

The Partnership generated a net loss of $1,893,399 for the year ended December 31, 2000 as compared to net income of $6,922,601 in 1999. The 1999 results include a non-recurring gain of $5,284,579 on the sale of Miami International Distribution Center while the 2000 results include a write-down and non-recurring loss on Park Square Shopping Center of $2,580,893. Excluding these amounts, net income decreased by 58%, during 2000 as compared to 1999, primarily due to the sales of Miami International Distribution Center in August 1999, Park Square Shopping Center in August 2000 and Quince Orchard Corporate Center in September 2000.

Rental income for the year ended December 31, 2000 decreased by $1,114,559 or 60%, as compared to 1999 primarily due to the sale of Miami International Distribution Center in August 1999 and the sale of Park Square Shopping Center in August 2000.

Income from joint venture for the year ended December 31, 2000 decreased by $326,132, or 45%, as compared to 1999. This decrease was primarily due to the tenant leasing 100% of Quince Orchard Corporate Center terminating its lease as of June 30, 2000 as permitted by the lease agreement.

Depreciation expense for the year ended December 31, 2000 decreased by $293,089, or 77%, as compared to 1999. This decrease is due the sale of Miami International Distribution Center in August 1999 and to the reclassification of the Park Square Shopping Center as "Property held for sale" during the first quarter of 2000. Accordingly, no depreciation has been recorded since these properties were listed for sale.

Property operating expenses for the year ended December 31, 2000 decreased by $300,444, or 79%, as compared to 1999 primarily due to the sale of the Miami International Distribution Center in August 1999 and the Park Square Shopping Center in August 2000.

General and administrative expenses for the year ended December 31, 2000 decreased by $76,062, or 24%, as compared to 1999. This decrease was primarily due to lower legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of part 1 of the Report and to a decrease in time required by the General Partner in managing the activities of the Partnership resulting from the sales of properties in 1999 and 2000.

Amortization of deferred expenses for the year ended December 31, 2000 increased by $182,128, or 110%, as compared to 1999. This increase was primarily due to fully amortizing the balance of acquisition fees paid to the General Partner now that all of the properties have been sold.

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

1999 COMPARED WITH 1998 (CONTINUED)

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

The General Partner believes that inflation has had no significant impact on income from operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                                Years Ended December 31,
                                                             2000            1999          1998            1997            1996
                                                             ----            ----          ----            ----            ----
Net cash provided by operating
   activities (a)                                        $ 1,612,366     $ 2,366,364    $ 2,583,856     $ 2,796,972     $ 3,560,858
Net change in operating assets and
   liabilities (a)                                           (71,782)         93,904       (117,428)         60,393        (112,004)
                                                         -----------     -----------    -----------     -----------     -----------
Net cash provided by operations (a)                        1,540,584       2,460,268      2,466,428       2,857,365       3,448,854
Increase in working capital reserves                        (594,565)             --             --        (176,978)       (400,571)
                                                         -----------     -----------    -----------     -----------     -----------
Cash from operations (b)                                     946,019       2,460,268      2,466,428       2,680,387       3,048,283
Decrease in working capital reserves                            --            61,825        159,788            --              --
                                                         -----------     -----------    -----------     -----------     -----------
Distributable cash from operations (b)                   $   946,019     $ 2,522,093    $ 2,626,216     $ 2,680,387     $ 3,048,283
                                                         ===========     ===========    ===========     ===========     ===========

Allocation to General Partner                            $     9,460     $    24,603    $    24,664     $    26,804     $    30,483
Allocation to Investors                                      936,559       2,497,490      2,601,552       2,653,583       3,017,800
Allocation to John Hancock Limited Partner                                      --             --              --              --
                                                         -----------     -----------    -----------     -----------     -----------
                                                         $   946,019     $ 2,522,093    $ 2,626,216     $ 2,680,387     $ 3,048,283
                                                         ===========     ===========    ===========     ===========     ===========

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report. The financial statements of QOCC-1 Associates, an investee of the Registrant as of and for the year ended December 13, 2000 are also supplied.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A-B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 2000 were as follows:

     Name                               Title                                Age
     ----                               -----                                ---

John M. Garrison                   President and Director                    50
John M. Nagle                      Director                                  50
Deborah H. McAneny                 Director                                  41
Virginia H. Lomasney               Treasurer (Chief Accounting Officer)      39

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

      Name                        Title                                      Age
      ----                        -----                                      ---
Deborah H. McAneny         Senior Vice President of                           41
                           John Hancock's Real Estate
                           Investment Group

Paul F. Hahesy             Senior Investment Officer of John                  54
                           Hancock's Real Estate Investment Group,
                           President of John Hancock Realty
                           Equities Inc.,

John M. Nagle              Senior Investment Officer of                       50
                           John Hancock's Real Estate
                           Investment Group, Vice
                           President of John Hancock Realty
                           Equities, Inc.

(D) FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(E) BUSINESS EXPERIENCE

Paul F. Hahesy (age 54) joined John Hancock in 1968. He was appointed President and Director of the General Partner effective March 16, 2001. Mr. Hahesy has been a Senior Investment Officer of John Hancock since 1987. He holds an A.B. from Salem State College.

John M. Garrison (age 50) joined John Hancock in 1995 as an Investment Officer. He served as President and a Director of the General Partner, Hancock Realty Investors Incorporated and John Hancock Property Investors Corp. from July 1999 to March 2001. Mr. Garrison has been a Senior Investment Officer of John Hancock since November 1999. Prior to joining John Hancock, he held a number of positions with the Metropolitan Life Real Estate Investment Group. He holds an M.B.A. from Yale University and a B.A. from Hamilton College.

Virginia H. Lomasney (age 39) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

Deborah H. McAneny (age 41) joined John Hancock in 1985. She has been a Director of the General Partner since May 2000 and Director of John Hancock Real Estate Finance since March 2000. Her term as Director of the General Partner expires May 2001. Ms. McAneny has been a Senior Vice President of John Hancock since March 2000. She holds a B.S. from the University of Vermont.

John M. Nagle (age 50) joined John Hancock in 1979. He has been Vice President and Director of the General Partner, John Hancock Realty Services Corp. and Hancock Realty Investors Incorporated since July 1999. His term as Director of the General Partner expires in May 2001. Mr. Nagle has been a Senior Investment Officer of John Hancock since 1987. From 1991 through 1993 he was Vice President of Hancock Realty Investors Incorporated. He holds an M.B.A. and a B.B.A. from the University of Massachusetts at Amherst.

Edward P. Dowd (age 58) joined John Hancock in 1970. He was a Director of Hancock Realty Investors, Incorporated from 1991 through March 2000, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. from 1987 to March 2000. Mr. Dowd was a Senior Vice President of John Hancock since 1991 and from 1989 to 1990, he was a Vice President of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Malcolm G. Pittman III (age 49) joined John Hancock in 1986 as an Assistant Counsel. He was a Director of the General Partner from November 1991 to May 2000. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 48) joined John Hancock in 1985 as an Attorney. She was a Director of the General Partner from November 1991 to May 2000. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 2000 and does not currently have such a committee. No current or former officer or employee of the General Partner or its Affiliates participated during the 2000 fiscal year in deliberations regarding the General Partner's compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 2,601,552 outstanding Units as of December 31, 2000.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 4 to the Notes to Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner or its Affiliates during the years ended December 31, 2000, 1999 and 1998.

In accordance with the terms of the Partnership Agreement, the General Partner and its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

An Affiliate of the General Partner may receive a Property Management Fee for providing property management services for Partnership properties. In such circumstances, the Partnership may pay a fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services for comparable properties in the localities where such properties are located, but in no event may such fee exceed 6% of the gross receipts of the property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership and the Partnership did not pay any such fees during the years ended December 31, 2000, 1999 and 1998.

An Affiliate of the General Partner is entitled to receive a Mortgage Servicing Fee for providing mortgage servicing services for Partnership mortgage loans. The Partnership may pay a monthly servicing fee equal to the amount customarily charged in arm's-length transactions by independent parties rendering comparable services, but in no event to exceed 1/4 of 1% annually of any mortgage loan serviced under such agreement. The Partnership did not pay any such fees during the years ended December 31, 2000, 1999 and 1998.

The General Partner and its Affiliates are also entitled to Reimbursement for Expenses (defined in the Partnership Agreement) relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for similar services in the same geographic area. The Partnership reimbursed the General Partner for $94,128, $130,140 and $228,796 of such expenses during the years ended December 31, 2000, 1999 and 1998, respectively.

A Subordinated Disposition Fee (defined in the Partnership Agreement) for selling properties is payable to the General Partner in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such Subordinated Disposition Fee during the years ended December 31, 2000, 1999 and 1998.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) is distributable to the General Partner and may be distributable to the John Hancock Limited Partner. Distributable Cash from Operations is distributed 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $9,460, $24,603 and $24,664 for the years ended December 31, 2000, 1999 and 1998, respectively. The John Hancock Limited Partner was not entitled to receive any such distributions during 2000, 1999 and 1998.

A share of Cash from Sales, Financings or Repayments (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Cash from Sales, Financings or Repayments are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales, Financings or Repayments was $466,198, $790,872 and $124,875 during the years ended December 31, 2000, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during 2000, 1999 and 1998.

A share of the Partnership's Profits or Losses for tax purposes is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales, Financings or Repayments. The General Partner will generally be allocated 1% of Partnership Losses for tax purposes, and the John Hancock Limited Partner will be allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's Share of such Profits and Losses were losses of $24,382 during the year ended December 31, 2000 and profits of $64,265, $17,379 during the years ended December 31, 2000, 1999 and 1998, respectively. The John Hancock Limited Partner's share of such Profits and Losses were profits of $2,327,872, $229,597 and $0 during the years ended December 31, 2000, 1999, and 1998, respectively.

This table reflects all compensation, fees, profits/(losses), expense reimbursements and distributions made by the Partnership to the General Partner and/or its Affiliates for the three year period ended December 31, 2000:

                                                         Years Ended December 31,
                                                    2000          1999           1998
                                                    ----          ----           ----
Reimbursement for Operating
   Expenses                                    $    94,128    $   130,140   $   228,796
General Partner Share of Distributable
   Cash from Operations                              9,460         24,603        24,664
John Hancock Limited Partner's share of
   Cash from Sales, Financings or Repayments       466,198        790,872       124,875
General Partner Share of Profits/
   (Losses) for tax purposes                       (24,382)        64,265        17,379
John Hancock Limited Partner's Share
   of Profits/(Losses) for tax purposes          2,327,782        229,597          --

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

The General Partner believes that this indemnification applies to costs incurred in the legal proceedings described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $7,773, $31,787 and $117,884 relating to such legal proceedings in the years ended December 31, 2000, 1999 and 1998, respectively.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1) and (2)  -  Listed on Index to Financial Statements and Financial
                       Statement Schedules.

       (3)          -  Listing of Exhibits

  PAGE NUMBER
   OR EXHIBIT                                                                          PAGE NUMBER OR
  NUMBER UNDER                                                                         INCORPORATION BY
 REGULATION S-K          DESCRIPTION                                                       REFERENCE
 --------------          -----------                                                       ---------
   4                  Instruments defining the rights of security holders

      4.1             Amended Agreement of                                           Exhibit A to the Prospectus
                      Limited Partnership(*)                                         filed under the Partnership's
                                                                                     Amendment No. 1 to Form S-11
                                                                                     Registration Statement
                                                                                     (File 33-15630)

      4.2             Subscription Agreement                                         Exhibit C to the Prospectus
                      Signature Page and Power of                                    filed under the Partnership's
                      Attorney whereby a subscriber                                  Form S-11
                      agrees to purchase Units and                                   Registration
                      adopts the provisions of the                                   Statement
                      Amended Agreement of Limited Partnership(*)                    (File 33-15630)

      4.3             Copy of Certificate of                                         Exhibit 4.3 to the Partnership's
                      Limited Partnership filed                                      Form S-11 Registration
                      with the Massachusetts Secretary                               Statement
                      of State on June 30, 1987(*)                                   (File 33-15630)

      4.4             Copy of First Amendment and                                    Exhibit 4.4 to the
                      Restatement of Certificate                                     Partnership's
                      of Limited Partnership filed                                   Amendment No. 1 to
                      with the Massachusetts Secretary                               Form S-11
                      of State on September 28, 1987(*)                              Registration Statement
                                                                                     (File 33-15630)

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

  10                  Material contracts and other documents

     10.1             Form of Escrow Agreement(*)                                    Exhibit 10.1 to the
                                                                                     Partnership's Form S-11
                                                                                     Registration Statement
                                                                                     (File 33-15630)

     10.2             Letter from John Hancock                                       Exhibit 10.2 to the
                      Subsidiaries, Inc. containing                                  Partnership's Form S-11
                      undertaking as to the net                                      Registration Statement
                      worth of the General Partner(*)                                (File 33-15630)

     10.3             Documents relating to 205 Newbury Street

         (a)          Promissory Note between                                        Exhibit 10.3 (a) to
                      John Hancock Realty Income                                     the Partnership's
                      Fund-II Limited Partnership                                    Report on Form 10-K
                      and Trustees of 205 Newbury                                    dated December 31, 1987
                      Associates(*)                                                  (File 33-15630)

         (b)          Mortgage Deed and Security                                     Exhibit 10.3 (b) to
                      Agreement between John Hancock                                 the Partnership's
                      Realty Income Fund-II Limited                                  Report on Form 10-K
                      Partnership and Trustees of                                    dated December 31, 1987
                      205 Newbury Associates(*)                                      (File 33-15630)

     10.4             Documents relating to Park Square Shopping Center

         (a)          Agreement of Purchase and Sale                                 Exhibit 10.4(a) to the
                      dated April 11, 1988, between                                  Partnership's Post-Effective
                      Carolyn M. Johnson, as                                         Amendment No. 2 to
                      Personal Representative of the                                 Form S-11 Registration Statement
                      Estate of Curtis O. Johnson and                                (File 33-15630)
                      John Hancock Realty Equities, Inc.(*)

         (b)          Lease Guaranty dated July 15,                                  Exhibit 10.4(b)
                      1988, by CMT Investments                                       to the Partnership's
                      Limited Partnership to and                                     Post-Effective
                      for the benefit of John Hancock                                Amendment No. 2
                      Realty Income Fund-II Limited                                  to Form S-11
                      Partnership(*)                                                 Registration Statement
                                                                                     (File 33-15630)

     10.5             Documents relating to Fulton Business Park

         (a)          Agreement of Purchase and                                      Exhibit 10.5(a) to the
                      Sale dated August 10, 1988,                                    Partnership's Post Effective
                      between Fulton Business Park                                   Amendment No. 3 to
                      Associates and John Hancock                                    Form S-11 Registration Statement
                      Realty Equities, Inc.(*)                                       (File 33-15630)

         (b)          Purchase and Sale Agreement                                    Exhibit 1 to the
                      between John Hancock Realty                                    Partnership's Report
                      Income Fund-II Limited Partnership                             on Form 8-K dated
                      and FR Acquisitions, Inc.                                      December 2, 1996
                      dated December 2, 1996(*)                                      (File 0-17664)

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)  Exhibits -- See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page S-1.

----------
+Filed herewith

*Incorporated by reference

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.


                                      JOHN HANCOCK REALTY INCOME FUND-II
                                      LIMITED PARTNERSHIP

                                      By: John Hancock Realty Equities, Inc.
                                          General Partner



                                      By: /s/ Paul F. Hahesy
                                          ------------------------
                                          Paul F. Hahesy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 2001.


      Signatures                       Title
      ----------                       -----


                                 President (Principal Executive Officer) and
/s/ Paul F. Hahesy               Director of John Hancock Realty Equities,
-------------------------        Inc. (General Partner of Registrant)
Paul F. Hahesy



                                 Treasurer (Chief Accounting Officer)
/s/ Virginia H. Lomasney         of John Hancock Realty Equities, Inc.
-------------------------        (General Partner of Registrant)
Virginia H. Lomasney



/s/ Deborah H. McAneny           Director of John Hancock Realty Equities,
-------------------------        Inc. (General Partner of Registrant)
Deborah H. McAneny



/s/ John M. Nagle                Director of John Hancock Realty Equities,
-------------------------        Inc. (General Partner of Registrant)
John M. Nagle

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (A) (1) AND (2), (C) AND (D)


                          INDEX TO FINANCIAL STATEMENTS


             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP


                              BOSTON, MASSACHUSETTS

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 8 AND 14(A) (1) AND (2))


(1)  (a) Financial Statements of the Registrant                                  PAGE
                                                                                 ----
         Report of Independent Auditors                                         F-3
         Balance Sheets at December 31, 2000 and 1999                           F-4
         Statements of Operations for the Years Ended
            December 31, 2000, 1997 and 1998                                    F-5
         Statements of Partners' Equity for the Years Ended
            December 31, 2000, 1999 and 1998                                    F-6
         Statements of Cash Flows for the Years Ended
            December 31, 2000, 1999 and 1998                                    F-7
         Notes to Financial Statements                                          F-8

     (b) Financial Statements of the Investee

         Report of Independent Auditors                                         F-19
         Statement of Changes in Net Assets in Liquidation for
            the Period Ended December 13, 2000                                  F-20
         Notes to Financial Statements                                          F-21

         Report of Independent Auditors                                         F-25
         Balance Sheet at December 31, 1999                                     F-26
         Statement of Operations for the Year Ended December 31, 1999           F-27
         Statement of Partners' Equity for the Year Ended December 31, 1999     F-28
         Statement of Cash Flows for the Year Ended December 31, 1999           F-29
         Notes to Financial Statements                                          F-30

         Report of Independent Auditors                                         F-35
         Balance Sheet at December 31, 1998                                     F-36
         Statement of Operations for the Year Ended December 31, 1998           F-37
         Statement of Partners' Equity for the Year Ended December 31, 1998     F-38
         Statement of Cash Flows for the Year Ended December 31, 1998           F-39
         Notes to Financial Statements                                          F-40

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



<

                         Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund-II Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. The financial statements of QOCC-1 Associates (a limited partnership in which JH Quince Orchard Partners, a joint venture in which the Partnership has a 50% interest, has a 75% interest) have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the financial statements relates to data included for QOCC-1 Associates, it is based solely on their reports.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund-II Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






                                          ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2001

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS



                                                                                                         DECEMBER 31,
                                                                                                   2000                    1999
                                                                                                   ----                    ----
                                     ASSETS


Cash and cash equivalents                                                                      $  3,589,634            $  2,951,442
Restricted cash                                                                                        --                   119,891
Other assets                                                                                           --                     7,921

Deferred expenses, net of accumulated
  amortization of $1,224,279 in 1999
                                                                                                       --                   391,668

Investment in joint venture                                                                            --                 6,695,633

Investment in property:

  Land                                                                                                 --                 2,410,000
  Buildings and improvements                                                                           --                10,476,229
                                                                                               ------------            ------------
                                                                                                       --                12,886,229
  Less:  accumulated depreciation                                                                      --                 3,997,381
                                                                                               ------------            ------------
                                                                                                       --                 8,888,848
                                                                                               ------------            ------------
     Total assets                                                                              $  3,589,634            $ 19,055,403
                                                                                               ============            ============


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable and accrued expenses                                                          $     76,691            $     81,873

Accounts payable to affiliates                                                                      105,664                 156,512
                                                                                               ------------            ------------
     Total liabilities                                                                              182,355                 238,385

Commitments and contingencies

Partners' equity/(deficit):

  General Partner's deficit                                                                        (180,391)               (145,091)
  Limited Partners' equity                                                                        3,587,670              18,962,109
                                                                                               ------------            ------------

     Total partners' equity                                                                       3,407,279              18,817,018
                                                                                               ------------            ------------

     Total liabilities and partners' equity                                                    $  3,589,634            $ 19,055,403
                                                                                               ============            ============




                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS



                                                         YEARS ENDED DECEMBER 31,

                                                    2000           1999         1998
                                                    ----           ----         ----
Income:

   Rental income                               $   734,529    $ 1,849,088   $ 2,118,686
   Income from joint venture                       404,579        730,711       716,157
   Interest income                                 306,394        303,698       226,635
   Gain/(loss) on sale of property interests      (562,917)     5,284,579          --
                                               -----------    -----------   -----------

      Total income                                 882,585      8,168,076     3,061,478

Expenses:

   Depreciation                                     87,302        380,391       473,927
   Property operating expenses                      82,259        382,703       357,638
   General and administrative expenses             240,823        316,885       550,181
   Property write-downs                          2,017,976           --            --
   Amortization of deferred expenses               347,624        165,496       218,955
                                               -----------    -----------   -----------

      Total expenses                             2,775,984      1,245,475     1,600,701
                                               -----------    -----------   -----------

      Net income/(loss)                        ($1,893,399)    $6,922,601    $1,460,777
                                               ===========    ===========   ===========


Allocation of net income:

   General Partner                                ($18,934)       $64,457       $14,608
   John Hancock Limited Partner                  2,326,366        196,372
   Investors                                    (4,200,831)     6,661,772     1,446,169
                                               -----------    -----------   -----------
                                               ($1,893,399)    $6,922,601    $1,460,777
                                               ===========    ===========   ===========

      Net income/(loss) per Unit                    ($1.61)         $2.56         $0.56
                                               ===========    ===========   ===========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                      GENERAL       LIMITED
                                                      PARTNER       PARTNERS           TOTAL
                                                      -------       --------           -----

Partners' equity/(deficit) at January 1, 1998
   (2,601,552 Units outstanding)                     ($175,225)    $28,223,477     $28,048,252

Less:  Cash Distributions                              (25,364)     (4,287,359)     (4,312,723)

Add:  Net Income                                        14,608       1,446,169       1,460,777
                                                  ------------    ------------    ------------

Partners' equity/(deficit) at December 31, 1998
   (2,601,552 Units outstanding)                      (185,981)     25,382,287      25,196,306

Less:  Cash Distributions                              (23,567)    (13,278,322)    (13,301,889)

Add:  Net Income                                        64,457       6,858,144       6,922,601
                                                  ------------    ------------    ------------

Partners' equity/(deficit) at December 31, 1999
   (2,601,552 Units outstanding)                      (145,091)     18,962,109      18,817,018

Less:  Cash Distributions                              (16,366)    (13,499,974)    (13,516,340)

Less:  Net Loss                                        (18,934)     (1,874,465)     (1,893,399)
                                                  ------------    ------------    ------------

Partners' equity/(deficit) at December 31, 2000
   (2,601,552 Units outstanding)                     ($180,391)     $3,587,670      $3,407,279
                                                  ============    ============    ============






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                     2000            1999            1998
                                                                                     ----            ----            ----
Operating activities:
  Net income/(loss)                                                               ($1,893,399)   $  6,922,601    $  1,460,777

  Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

    Depreciation                                                                       87,302         380,391         473,927
    Amortization of deferred expenses                                                 347,624         165,496         218,955
    (Gain)/loss on sale of investments                                                562,917      (5,284,579)           --
    Property write-downs                                                            2,017,976            --              --
    Cash distributions over/(under) equity
      in income from joint venture                                                    418,164         276,359         312,769
                                                                                 ------------    ------------    ------------
                                                                                    1,540,584       2,460,268       2,466,428
  Changes in operating assets and liabilities:
    Decrease/(increase) in restricted cash                                            119,891           2,331         (21,235)
    Decrease/(increase) in other assets                                                 7,921          48,848          28,033
    (Decrease)/increase in accounts payable
      and accrued expenses                                                             (5,182)        (89,951)         24,891
    Increase (decrease) in accounts payable to
      affiliates                                                                      (50,848)        (55,132)         85,739
                                                                                 ------------    ------------    ------------
        Net cash provided by operating activities                                   1,612,366       2,366,364       2,583,856

Investing activities:
  Principal payments on real estate loans                                                --              --         1,700,000
  Distributions of sale proceeds from joint venture                                 6,277,470
  Proceeds from sale of property                                                    6,309,922      10,693,103
  Increase in deferred expenses and other assets                                      (45,226)        (67,594)       (103,412)
                                                                                 ------------    ------------    ------------
        Net cash provided by investing
          activities                                                               12,542,166      10,625,509       1,596,588

Financing activities:
  Cash distributed to Partners                                                    (13,516,340)    (13,301,889)     (4,312,723)
                                                                                 ------------    ------------    ------------
        Net cash used in financing activities                                     (13,516,340)    (13,301,889)     (4,312,723)
                                                                                 ------------    ------------    ------------

        Net increase/(decrease) in cash
          and cash equivalents                                                        638,192        (310,016)       (132,279)

        Cash and cash equivalents at beginning
          of year                                                                   2,951,442       3,261,458       3,393,737
                                                                                 ------------    ------------    ------------

        Cash and cash equivalents at end
          of year                                                                $  3,589,634    $  2,951,442    $  3,261,458
                                                                                 ============    ============    ============





                       See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION OF PARTNERSHIP

      John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of December 31, 2000, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 4,000 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

      The latest date on which the Partnership is due to terminate is December 31, 2017, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that, in the ordinary course of the Partnership's business as is described in the following paragraph, the investments of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2017.

      As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 2000, the Partnership has sold the two remaining properties in its portfolio, one of which was held through a joint venture. The sale of these last two properties results in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

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

      The General Partner will fund any deficit balance in its capital account prior to the dissolution of the Partnership.

      Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three years ended December 31, 2000, 1999 and 1998 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $102,128, $130,140 and $228,796, respectively. These expenses are included in expenses on the Statements of Operations.

      The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 10. Accordingly, during the three years ended December 31, 2000, 1999 and 1998 the Partnership incurred $15,773, $31,787 and $117,884 respectively, which amounts are included in the Statements of Operations, and represent the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.   INVESTMENT IN PROPERTY

      Investment in property at cost consists of managed, fully-operating, commercial real estate as follows:

                                                        December 31,
                                                  2000              1999
                                                  ----              ----
      Park Square Shopping Center           $             -       $12,886,229
                                            ===============       ===========

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

      On August 30, 2000, the Partnership sold the Park Square Shopping Center for a net sale price of $6,309,923, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $562,917, representing the difference between the net sales price and the property's adjusted carrying value of $6,872,840.

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

      The Partnership leased its properties to non-affiliated tenants primarily under long-term operating leases.

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

      Net cash flow from QOCC-1 Associates is distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999 and 1998, the partners received returns on invested capital of approximately 12%.

      On September 29, 2000, QOCC-1 Associates sold the Quince Orchard Corporate Center to a non-affiliated buyer for a total net sales price of $12,554,940 after deductions for commissions and selling expenses incurred in connection with the sale of the property. Fifty percent of the net proceeds of the sale, or $6,277,470, was distributed to the Partnership and fifty percent was distributed to Income Fund-III. QOCC-1 Associates was subsequently liquidated in December 2000.

      Summarized financial information for QOCC-1 Associates is as follows:


                                                      Financial Position at
                                                           December 31,
                                                              1999
                                                              ----
                  Current assets                         $   551,822
                  Deferred expenses, net                   1,181,080
                  Other assets                             1,030,291
                  Investment in property, net             11,216,608
                                                         -----------
                    Total assets                         $13,979,801
                                                         ===========

                  Current liabilities                    $   317,737
                  Partners' equity                        13,662,064
                                                         -----------
                    Total liabilities and equity         $13,979,801
                                                         ===========


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   INVESTMENT IN JOINT VENTURE (CONTINUED)

                                              Results of Operations
                                    Period Ended            Years Ended
                                     December 13,            December 31,
                                       2000             1999             1998
                                       ----             ----             ----
Total income                        $1,821,786       $2,791,306       $2,788,939
Total expenses                       1,186,096        1,178,230        1,198,608
                                    ----------       ----------       ----------
  Net income                        $  635,690       $1,613,076       $1,590,331
                                    ==========       ==========       ==========

      The Affiliated Joint Venture's share of QOCC-1 Associates' partners' equity was $13,456,393 at December 31, 1999. The Affiliated Joint Venture's share of QOCC-1 Associates' net income was $758,337, $1,461,422 and $1,432,312 for the years ended December 31, 2000, 1999 and 1998, respectively. As noted above, the Partnership has a 50% interest in the Affiliated Joint Venture.

8.   DEFERRED EXPENSES

      Deferred expenses consist of the following:

                                                      Unamortized Balance at December 31,

               Description                                     2000         1999
               -----------                                     ----         ----
$152,880 acquisition fee for investment in
the Affiliated Joint Venture.  This amount
is amortized over a period of 31.5 years                   $       --     $ 99,696

$1,203,097 acquisition fees paid to the
General Partner Prior to June 30, 1993, this
amount was amortized over a period of 30 years
Subsequent to June 30, 1993, the unamortized
balance is amortized over a period of 8.5 years                    --      242,508

$112,217 of tenant improvements.  These amounts
are amortized over the terms of the leases
to which they relate                                               --        5,224

$147,754 of lease commissions.  These amounts
are amortized over the terms of the leases
to which they relate                                               --       44,241
                                                           ------------   --------
                                                           $       --     $391,669
                                                           ============   ========

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   FEDERAL INCOME TAXES

      A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                           Years Ended December 31,
                                                                                2000                  1999                  1998
                                                                                ----                  ----                  ----
Net income per Statements of Operations                                      ($1,893,399)          $ 6,922,601           $ 1,460,777

Add/(deduct): Excess of tax loss over book
                loss on disposition of assets                                   (664,881)              (89,552)                 --
              Excess of book depreciation
                over tax depreciation (tax
                depreciation
                over book depreciation)                                         (131,385)               18,435                77,588
              Excess of book amortization
                over tax amortization                                             52,962                62,596                73,549
              Other income and expense                                           199,415               (10,621)              126,024
                                                                             -----------           -----------           -----------
Net income/(loss) for federal income tax purposes                            ($2,437,288)          $ 6,903,459           $ 1,737,938
                                                                             ===========           ===========           ===========


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

      The Partnership has incurred approximately $544,678 in legal expenses in connection with the class action lawsuit. Of this amount, approximately $326,807 relates to the Partnership's own defense and approximately $217,871 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

      The Partnership incurred approximately $105,000 in legal expenses in connection with the above described lawsuit. Of this amount, approximately $70,000 relates to the Partnership's own defense and approximately $35,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses were funded from the operations of the Partnership.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 13, 2000

                                QOCC-1 Associates

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                              F-19

FINANCIAL STATEMENT

      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION                   F-20

      NOTES TO FINANCIAL STATEMENT                                        F-21

                          INDEPENDENT AUDITORS' REPORT


To the Partners
QOCC-1 Associates

     We have audited the statement of changes in net assets in liquidation of QOCC-1 Associates for the period January 1, 2000 through December 13, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in note A to the financial statement, the partnership sold the property on September 30, 2000. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

     In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation for the period January 1, 2000 through December 13, 2000, in conformity with generally accepted accounting principles.


                                        Reznick Fedder & Silverman


Bethesda, Maryland
December 14, 2000

                                QOCC-1 Associates

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                         Period ended December 13, 2000

Increase in net assets in liquidation
Rental income - base
                                                                      $1,345,899
Rental income - reimbursements                                            55,583
Interest income                                                           40,918
Other income                                                             234,037
Gain on sale of property                                                 145,349
                                                                      ----------
Total revenue                                                          1,821,786

Decrease in net assets in liquidation
Accounting and legal                                 $   193,506
Bank fees                                                  2,780
Commissions                                               43,163
Depreciation and amortization                            442,457
Insurance                                                  9,059
Management fees                                           45,249
Personnel services                                        44,173
Repairs and maintenance                                   78,994
Supplies                                                   2,323
Taxes                                                    293,784
Utilities                                                 30,608
Partners' distribution                                14,297,754
                                                     -----------


Total expenses                                                        15,483,850
                                                                    ------------
DECREASE IN NET ASSETS IN LIQUIDATION                                (13,662,064)
                                                                    ------------
Net assets in liquidation, beginning                                  13,662,064
Net assets in liquidation, ending                                   $          -
                                                                    ============

                                QOCC-1 Associates

                          NOTES TO FINANCIAL STATEMENTS

                                December 13, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

The partnership was organized on December 27, 1988, as a general partnership under the laws of the State of Maryland for the purpose of operating an office building with approximately 101,114 net rentable square feet in Gaithersburg, Maryland. The building was acquired in December 1988. The partnership conducted its rental operations under a lease agreement with one tenant.

         LIQUIDATION BASIS

On September 30, 2000, the partnership sold its net assets which included the office building to an unrelated third party. Prior to the sale, the partnership recorded its results of operations in conformity with generally accepted accounting principles. The partnership sold the property for a sales price of $12,900,000. The transaction resulted in a net gain of $145,349.


     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets in liquidation during the reporting period. Actual results could have differed from those estimates.

Specifically, management reviewed the carrying value of rental property using estimated future cash flows, including estimates from disposition, whenever an event or change in circumstance might have indicated that the asset value may not be recoverable. Because of the inherent uncertainties in estimating future cash flows, it was at least reasonably possible that the estimates used would have changed within the near term.

      Rental Income


Rental income was recognized using the straight-line method over the term of the lease, which included the rent concession period. The amount applicable to the rent concession was recorded as a deferred asset against which future collections were applied. Rental payments received in advance were deferred until earned. The lease between the partnership and the tenant of the property was an operating lease.



Income Taxes

No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners individually.

NOTE B - RELATED PARTY TRANSACTION

During the reporting period, the partnership incurred charges of approximately $91,113 for management fees, personnel services and supplies provided by affiliates of one of the partners.

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1999

                                QOOC-1 Associates

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
INDEPENDENT AUDITORS' REPORT                                              F-25

FINANCIAL STATEMENTS

      BALANCE SHEET                                                       F-26

      STATEMENT OF INCOME                                                 F-27

      STATEMENT OF PARTNERS' EQUITY                                       F-28

      STATEMENT OF CASH FLOWS                                             F-29

      NOTES TO FINANCIAL STATEMENTS                                       F-30

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



                                        Reznick Fedder & Silverman

Bethesda, Maryland
January 10, 2000

                                QOCC-1 Associates

                                  BALANCE SHEET

       December 31, 1999


                                     ASSETS
RENTAL PROPERTY
Land
                                                                      $3,670,000
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
                                                                     -----------
                                                                     $13,979,801
                                                                     ===========


                                QOCC-1 Associates

                               STATEMENT OF INCOME

                          Year ended December 31, 1999

Revenue
Rental income - base                                                 $ 2,691,797
Rental income - reimbursements                                            77,381
Interest income                                                           22,128
                                                                     -----------
Total revenue                                                          2,791,306

Expenses
Accounting and legal                                 $ 11,270
Advertising                                             1,381
Bank fees                                               2,187
Commissions                                            86,320
Depreciation and amortization                         592,397
Dues                                                    1,239
Insurance                                               6,603
Management fees                                        54,308
Personnel services                                     63,200
Repairs and maintenance                               142,770
Supplies                                                2,236
Taxes                                                 212,735
Travel                                                     22
Utilities                                               1,562
                                                  -----------
Total expenses                                                         1,178,230
                                                                     -----------
NET INCOME                                                           $ 1,613,076
                                                                     ===========

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
                             ============   ============    ============    ============

                                QOCC-1 Associates

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1999


Cash flows from operating activities
Net income                                                          $ 1,613,076
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization                                           592,397
Increase in prepaid taxes and insurane                                   (5,166)
Increase in prepaid leasing commissions                                  86,320
Decrease in deferred rent concessions                                    99,639
Increase in accounts payable and accrued expenses                        57,648
Increase in security deposit liability                                   11,326
Decrease in advanced rent                                              (235,540)
                                                                    -----------
Net cash provided by operating activities                            2,219,700
                                                                    -----------
Cash flows from financing activities
Distributions to partners                                            (2,203,018)
                                                                    -----------
Net cash used in financing activities                                (2,203,018)
                                                                    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                16,682

Cash and cash equivalents, beginning                                    535,140
                                                                    -----------
Cash and cash equivalents, end                                      $   551,822
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

                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                                QOCC-1 ASSOCIATES

                                DECEMBER 31, 1998

                                QOCC-1 ASSOCIATES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT                                                F-35

FINANCIAL STATEMENTS

      BALANCE SHEET                                                         F-36

      STATEMENT OF INCOME                                                   F-37

      STATEMENT OF PARTNERS' EQUITY                                         F-38

      STATEMENT OF CASH FLOWS                                               F-39

      NOTES TO FINANCIAL STATEMENTS                                         F-40

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


                                        Reznick Fedder & Silverman


Bethesda, Maryland
January 11, 1999

                                QOCC-1 Associates
                                  BALANCE SHEET
                                December 31, 1998

                                     ASSETS
RENTAL PROPERTY
   Land                                                              $ 3,670,000
   Land improvements                                                      35,425
   Building                                                           11,461,343
   Building improvements                                                  92,888

                                                                      15,259,656
Less accumulated depreciation                                          3,669,317
                                                                      11,590,339
OTHER ASSETS
   Cash and cash equivalents                                             535,140
   Prepaid taxes and insurance                                           103,669
   Prepaid leasing commissions                                           129,482
   Deferred rent concessions                                           1,280,719
   Leasing costs, less accumulated amortization of $1,056,405          1,096,960

                                                                       3,145,970

                                                                     $14,736,309

                 LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                             $    16,806
   Security deposit                                                      231,957
   Advanced rent                                                         235,540
                                                                         484,303

COMMITMENT                                                                  --

PARTNERS' EQUITY                                                      14,252,006

                                                                     $14,736,309





                        See notes to financial statements

                                QOCC-1 Associates
                               STATEMENT OF INCOME
                          Year ended December 31, 1998

Revenue
   Rental income-base                                               $  2,691,797
   Rental income-reimbursements                                           83,409
   Interest income                                                        13,733
                                                                    ------------
        Total revenue                                                  2,788,939

Expenses
   Accounting                                        $      8,565
   Miscellaneous                                            1,537
   Commissions                                             86,320
   Depreciation and amortization                          592,307
   Insurance                                                5,749
   Management fees                                         52,983
   Personnel services                                      66,152
   Repairs and maintenance                                173,209
   Supplies                                                 2,836
   Taxes                                                  205,711
   Utilities                                                3,239
                                                     ------------
        Total expenses                                                 1,198,608
                                                                    ------------
        NET INCOME                                                  $  1,590,331
                                                                    ============




                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

                           Equity at                                     Equity at
                            January         Net                          December
                            1, 1998        Income      Distributions     31, 1998
                        -------------  ------------    -------------   ------------
JH Quince Orchard       $ 14,634,651   $  1,432,312    $ (2,057,852)   $ 14,009,111
Partners

Quad Properties, Inc.        288,324        158,019        (203,448)        242,895
                        ------------   ------------    ------------    ------------
                        $ 14,922,975   $  1,590,331    $ (2,261,300)   $ 14,252,006
                        ============   ============    ============    ============



                        See notes to financial statements

                                QOCC-1 Associates

                          STATEMENT OF PARTNERS' EQUITY

                          Year ended December 31, 1998

Cash flows from operating activities
   Net income                                                       $ 1,590,331
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                      592,307
     Increase in prepaid taxes and insurance                             (3,669)
     Decrease in prepaid leasing commissions                             86,320
     Decrease in deferred rent concessions                               31,555
     Increase in leasing costs                                             (584)
     Decrease in accounts payable and accrued expenses                   (3,168)
     Increase in advanced rent                                          235,540

        Net cash provided by operating activities                     2,528,632

Cash flows from investing activities
   Investment in rental property                                        (12,990)

        Net cash used in investing activities                           (12,990)

Cash flows from financing activities
   Distributions to partners                                         (2,261,300)

        Net cash used in financing activities                        (2,261,300)

        NET INCREASE IN CASH AND CASH EQUIVALENTS                       254,342

Cash and cash equivalents, beginning                                    280,798

Cash and cash equivalents, end                                      $   535,140



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

                                   $ 15,188,337

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 2000

                                              Costs Capitalized
                          Initial Costs to      Subsequent to
                            Partnership         Acquisition
                            -----------         -----------

                                  Buildings
                                     and
Description  Encumbrances  Land  Improvements  Improvements  Land



                  Gross Amount
               At Which Carried at
                 Close of Period
              ---------------------

                                                                                   Life on Which
                                                                                 Depreciation in
              Buildings                                                          Latest Statement
                 and                  Accumulated       Date of        Date      of Operations
Description  Improvements  Total(1)  Depreciation(4)  Construction   Acquired     is Computed



There are no real estate investments owned as of December 31, 2000.


1)   Reconciliation of Real Estate and Accumulated Depreciation

                                                     Years Ended December 31,
                                                2000            1999            1998
                                                ----            ----            ----
Investment in Real Estate

  Balance at beginning of year              $ 12,886,229    $ 19,258,208    $ 19,258,208
  Write-downs                                 (2,017,976)
  Dispositions                               (10,868,253)     (6,371,979)           --
  Improvements                                      --              --              --
                                            ------------    ------------    ------------
                                            $       --      $ 12,886,229    $ 19,258,208
                                            ============    ============    ============
Accumulated Depreciation

  Balance at beginning of year              $  3,997,381    $  4,822,969    $  4,349,042
  Additions charged to costs and expenses         87,302         380,391         473,927
  Dispositions                                (4,084,683)     (1,205,979)           --
                                            ------------    ------------    ------------
  Balance at end of year                    $       --      $  3,997,381    $  4,822,969
                                            ============    ============    ============

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE
                          YEAR ENDED DECEMBER 31, 2000



                                                                                                                 Principal Amount
                                                                                                                of Loans Subject
                              Final Maturity      Periodic                     Face Amount    Carrying Amount     To Delinquent
Description   Interest Rate        Date         Payment Terms   Prior Liens    of Mortgages    of Mortgages    Principal or Interest
-----------   -------------        ----         -------------   -----------    ------------    ------------    ---------------------

There are no mortgage loans outstanding as of December 31, 2000.



INVESTMENT IN MORTGAGE LOANS

                                                                                            Years Ended December 31,
                                                                               2000                 1999                    1998
                                                                               ----                 ----                    ----
Balance at beginning of year                                                   $ --                  $ --                $1,700,000
   New mortgage loans                                                            --                    --                      --
   Collection of principal                                                       --                    --                 1,700,000
   Foreclosures                                                                  --                    --                      --
                                                                               -----                ------               ----------
Balance at end of year                                                         $ --                  $ --                 $     --
                                                                               =====                ======               ==========