Form 10-Q
period 2001-03-31
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2001-05-15
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED         March 31, 2001
                               ------------------------------------------------

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

                          Yes   X        No
                              -----         -----

                                      INDEX


PART I:   FINANCIAL INFORMATION                                              PAGE
          Item 1   -   Financial Statements:

                       Balance Sheets at March 31, 2001 and
                       December 31, 2000                                        3

                       Statements of Operations for the Three
                       Months Ended March 31, 2001 and 2000                     4

                       Statements of Partners' Equity for the
                       Three Months Ended March 31, 2001 and
                       for the Year Ended December 31, 2000                     5

                       Statements of Cash Flows for the Three
                       Months Ended March 31, 2001 and 2000                     6

                       Notes to Financial Statements                         7-13

          Item 2   -   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        14-16


PART II:  OTHER INFORMATION                                                    17

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2001              2000
                                                                   ----              ----
Cash and cash equivalents                                       $3,572,409        $3,589,634
                                                                ----------        ----------

         Total assets                                           $3,572,409        $3,589,634
                                                                ==========        ==========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $   49,651        $   76,691
Accounts payable to affiliates                                     112,351           105,664
                                                                ----------        ----------
         Total liabilities                                         162,002           182,355

Partners' equity/(deficit):
     General Partner's deficit                                   (180,360)          (180,391)
     Limited Partners' equity                                    3,590,767         3,587,670
                                                                ----------        ----------

         Total partners' equity                                  3,410,407         3,407,279
                                                                ----------        ----------

         Total liabilities and partners' equity                 $3,572,409        $3,589,634
                                                                ==========        ==========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2001            2000
                                                  ----            ----
Income:

     Rental income                              $ 35,908        $257,832
     Income from joint venture                        --         223,813
     Interest income                              49,684          38,974
                                                --------        --------

         Total income                             85,592         520,619

Expenses:

     Depreciation                                     --          87,302
     General and administrative expenses          82,464          27,190
     Property operating expenses                      --          39,393
     Amortization of deferred expenses                --          36,948
                                                --------        --------

         Total expenses                           82,464         190,833
                                                --------        --------

         Net income                             $  3,128        $329,786
                                                ========        ========

Allocation of net income:

     General Partner                            $     31        $  3,298
     John Hancock Limited Partner                     --              --
     Investors                                     3,097         326,488
                                                --------        --------
                                                $  3,128        $329,786
                                                ========        ========

Net income per Unit                             $   0.00        $   0.13
                                                ========        ========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                         GENERAL          LIMITED
                                                         PARTNER          PARTNERS          TOTAL
                                                         -------          --------          -----
Partners' equity/(deficit) at January 1, 2000
    (2,601,552 Units outstanding)                       ($145,091)      $18,962,109      $18,817,018

Less:     Cash distributions                              (16,366)      (13,499,974)     (13,516,340)

Add:      Net income                                      (18,934)       (1,874,465)      (1,893,399
                                                        ----------      ------------     -----------

Partner's equity/(deficit) at December 31, 2000          (180,391)        3,587,670        3,407,279
   (2,601,552 Units outstanding)

Less:     Cash distributions                                    -                 -                -

Add:      Net income                                           31             3,097            3,128
                                                        ---------       -----------      -----------

Partners' equity/(deficit) at March 31, 2001
   (2,601,552 Units outstanding)                        ($180,360)      $ 3,590,767      $ 3,410,407
                                                        =========       ===========      ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     2001                 2000
                                                                                     ----                 ----
Operating activities:
     Net income                                                                   $     3,128         $   329,786

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                      --              87,302
         Amortization of deferred expenses                                                 --              36,948
         Cash distributions over (under) equity in
           income from joint venture                                                       --            (148,513)
                                                                                  -----------         -----------
                                                                                        3,128             305,523

     Changes in operating assets and liabilities:
         Decrease/(increase) in restricted cash                                            --             104,393
         Increase in other assets                                                          --             (60,000)
         Increase (decrease) in accounts payable and accrued expenses                 (27,040)             64,547
         Increase (decrease) in accounts payable to affiliates                          6,687             (44,384)
                                                                                  -----------         -----------
              Net cash provided by (used in) operating activities                     (17,225)            370,079

Investing activities:
     Increase in deferred expenses and other assets                                        --             (12,484)
                                                                                  -----------         -----------
              Net cash used in investing activities                                        --             (12,484)

Financing activities:
     Cash distributed to Partners                                                          --            (553,232)
                                                                                  -----------         -----------

              Net cash used in financing activities                                        --            (553,232)
                                                                                  -----------         -----------

              Net decrease in cash and cash
                equivalents                                                           (17,225)           (195,637)

              Cash and cash equivalents at beginning
                of year                                                             3,589,634           2,951,442
                                                                                  -----------         -----------

              Cash and cash equivalents at end
                of period                                                         $ 3,572,409         $ 2,755,805
                                                                                  ===========         ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of March 31, 2001, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 3,984 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       THE PARTNERSHIP AGREEMENT (CONTINUED)

         Neither the General Partner nor any Affiliate (as defined in the Partnership Agreement) of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner or such affiliate in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner or such Affiliates in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances. The General Partner will find any deficit balance in its capital account prior to the dissolution of the Partnership.

         The General Partner will fund any deficit balance in its capital account prior to the dissolution of the Partnership.

4.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the three months ended March 31, 2001 and 2000 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $20,020 and $20,371, respectively. These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. There were no costs included in the Statements of Operations for the three months ended March 31, 2001 and 2000, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 2001, the Partnership has accrued a total of $217,871 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

         The General Partner also believes that this indemnification applies to the complaint filed in the Superior Court of the State of California for the County of Los Angeles described in Note 8. Accordingly, the Partnership incurred and paid $35,138 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to this complaint.

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

         The General Partner serves in a similar capacity for one other affiliated real estate limited partnerships.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       PROPERTY HELD FOR SALE

         During March 2000, the Park Square Shopping Center was listed for sale. Accordingly, this property was classified as "Property held for sale" on the Balance Sheet since March 31, 2000 at its carrying value. During the second quarter of 2000, as a result of changes in the status of the supermarket anchor at the property and, in general, the continued weakness in local real estate market conditions, the General Partner wrote-down the carrying amount of Park Square Shopping Center by $2,017,976 to an amount equal to the net proceeds projected to be received as a result of the sales price that had been negotiated with the then prospective buyer.

         On August 30, 2000, the Partnership sold the Park Square Shopping Center for a net sale price of $6,309,923, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $562,917, representing the difference between the net sale price and the property's adjusted carrying value of $6,872,840.

6.       INVESTMENT IN JOINT VENTURE

         On December 28, 1988, the Partnership acquired a 99.5% interest in JH Quince Orchard Partners (the "Affiliated Joint Venture"), a joint venture between the Partnership and John Hancock Realty Income Fund-III Limited Partnership ("Income Fund-III"). The Partnership had an initial 99.5% interest and Income Fund-III had an initial 0.5% interest in the Affiliated Joint Venture. Pursuant to the partnership agreement of the Affiliated Joint Venture, Income Fund-III had the option, exercisable prior to December 31, 1990, to increase its investment and interest in the Affiliated Joint Venture to 50%. During the second quarter of 1989, Income Fund-III exercised its option and the Partnership sold a 49.5% interest in the Affiliated Joint Venture to Income Fund-III. The Partnership held a 50% interest in the Affiliated Joint Venture since the second quarter of 1989.

         On December 28, 1988, the Affiliated Joint Venture contributed 98% of the invested capital of, and acquired a 75% interest in, QOCC-1 Associates, an existing partnership which owned and operated the Quince Orchard Corporate Center, a three-story office building and related land and improvements located in Gaithersburg, Maryland. The partnership agreement of QOCC-1 Associates provided that the Affiliated Joint Venture contribute 95% of any required additional capital contributions. Of the cumulative total invested capital in QOCC-1 Associates since 1988, 97.55% was contributed by the Affiliated Joint Venture. The Affiliated Joint Venture held a 75% interest in QOCC-1 Associates.

         Net cash flow from QOCC-1 Associates was distributed in the following order of priority: first, to the payment of all debts and liabilities of QOCC-1 Associates and to fund reserves deemed reasonably necessary; second, to the partners in proportion to their respective invested capital until each has received a 9% return on invested capital; third, the balance, if any, to the partners in proportion to their interests. Prior to 1996, QOCC-1 Associates had not provided the partners with a return in excess of 9% on their invested capital. During 1999, 1998, 1997 and 1996, the partners received returns on invested capital of approximately 12%.

         Income and gains of QOCC-1 Associates, other than the gains allocated arising from a sale other similar event with respect to the Quince Orchard Corporate Center, were allocated in the following order of priority: i) to the partners who were entitled to receive a distribution of net cash flow, pro rata in the same order and amounts as such distributions were made and ii) the balance, if any, to the partners, pro rata in accordance with their interests.

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.       FEDERAL INCOME TAXES

         A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                     Three Months Ended March 31,
                                                        2001             2000
                                                        ----             ----
Net income per Statements of Operations              $   3,128        $ 329,786

Add/(deduct):     Excess of tax depreciation
                    over book depreciation                  --          (73,265)
                  Excess of book amortization
                    over tax amortization                   --            3,057
                                                     ---------        ---------

Net income for federal income tax purposes           $   3,128        $ 259,578
                                                     =========        =========

8.       CONTINGENCIES

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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the offering period, from October 2, 1987 to January 2, 1989, the Partnership sold 2,601,552 Units representing gross proceeds (exclusive of the John Hancock Limited Partners' contribution, which was used to pay sales commissions) of $52,031,040. The proceeds of the offering were used to acquire investments, fund reserves, and pay acquisition fees and organizational and offering expenses. These investments are described more fully in Notes 5 and 6 to the Financial Statements included in Item 1 of this Report.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 the Partnership had $3,572,409 in cash and cash equivalents.

The Partnership has a working capital reserve with a current balance of approximately $3,400,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership business is wound down. Liquidity would, however, be materially adversely affected by significant operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans or short-term loans from the General Partner or its Affiliates.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

There was no cash distribution to the Investors during the three months ended March 31, 2001. As a result of the disposition by the Partnership of all of its remaining properties during 2000, the General Partner has determined that it is in the best interests of the Partnership to retain rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to the Investors until the final distribution, if any, as discussed above.

RESULTS OF OPERATIONS

Net income for the period ended March 31, 2001 was $3,128, as compared to net income of $329,786 for the same period in 2000, representing a decrease of $326,658, or 99%. This decrease is primarily due to a decrease in rental income resulting from the sale of Park Square Shopping Center in August 2000 and a decrease in income from joint venture resulting from the sale of the Partnership's joint venture investment in the Quince Orchard Corporate Center in September 2000.

Average occupancy for the Partnership's investments was as follows:

                                                                 Three Months Ended March 31,
                                                                  2001                   2000
                                                                  ----                   ----
Park Square Shopping Center                                        N/A                    88%
Quince Orchard Corporate Center (Affiliated Joint Venture)         N/A                   100%

Rental income for the period ended March 31, 2001 decreased by $221,924, or 86%, as compared to the same period during 2000 primarily due to the sale of Park Square Shopping Center in August 2000. Included in the results for the current period are real estate tax reimbursements of approximately $31,000 that were received by the Partnership from a tenant that were calculated subsequent to the sale of the property.

Income from joint venture for the period ended March 31, 2001 decreased by $223,813, or 100%, as compared to the same period during 2000 primarily due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

General and administrative expenses for the period ended March 31, 2001 increased by $55,274, or 203%, as compared to the same period in 2000. This increase was primarily due to payment in the current quarter of final legal expenses in connection with the class action complaint (see Part II, Item 1 of this Report).

Property operating expenses for the period ended March 31, 2001 decreased by $39,393, or 100%, as compared to the same period during 2000 primarily due to the sale of the Park Square Shopping Center in August 2000.

Depreciation expense for the period ended March 31, 2001 decreased by $87,302, or 100%, as compared to the same period during 2000 primarily due to the sale of the Park Square Shopping Center.

Amortization of deferred expenses for the period ended March 31, 2001 decreased by $36,948, or 100%, as compared to the same period during 2000 primarily due to the fact that acquisition fees paid to the General Partner were fully amortized during 2000 when the last two properties were sold.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 2001, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2001.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Three Months Ended March 31,
                                                             2001              2000
                                                             ----              ----
Net cash provided by operating activities (a)             ($ 17,225)        $ 370,079
Net change in operating assets and liabilities (a)           20,353           (64,556)
                                                          ---------         ---------
Net cash provided by operations (a)                           3,128           305,523
Increase in working capital reserves                         (3,128)               --
                                                          ---------         ---------
Cash from operations (b)                                         --           305,523
Decrease in working capital reserves                             --           167,486
                                                          ---------         ---------
Distributable cash from operations (b)                    $       0         $ 473,009
                                                          =========         =========

Allocation to General Partner                             $      --         $   4,730
Allocation to Investors                                          --           468,279
Allocation to John Hancock Limited Partner                       --                --
                                                          ---------         ---------
                                                          $       0         $ 473,009
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

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to the Limited Partners, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations will be made to the Limited Partners. At such time as all liabilities with respect to the Partnership are resolved, the General partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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

ITEM 2.  CHANGES IN SECURITIES

         There were no changes in securities during the first quarter of 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the first quarter of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      There are no exhibits to this report

         (b) There were no Reports on Form 8-K filed during the first quarter of 2001.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2001.


                                   John Hancock Realty Income Fund-II
                                   Limited Partnership


                                   By:   John Hancock Realty Equities, Inc.,
                                         General Partner



                                         By:   /s/ Paul F. Hahesy
                                               ---------------------------------
                                               Paul F. Hahesy, President



                                         By:   /s/ Virginia H. Lomasney
                                               ---------------------------------
                                               Virginia H. Lomasney, Treasurer
                                               (Chief Accounting Officer)