Form 10-Q
period 2001-06-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2001-08-14
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED              June 30, 2001
                               -------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        N/A
                              --------------------------------------------------

COMMISSION FILE NUMBER                             0-17664
                      ----------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Massachusetts                                 04-2969061
---------------------------------           ------------------------------------
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

                                Yes X      No
                                   ----      ----

                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE

         Item 1   -  Financial Statements:

                     Balance Sheets at June 30, 2001 and
                     December 31, 2000                                        3

                     Statements of Operations for the Three and Six
                     Months Ended June 30, 2001 and 2000                      4

                     Statements of Partners' Equity for the
                     Six Months Ended June 30, 2001 and
                     Year Ended December 31, 2000                             5

                     Statements of Cash Flows for the Six
                     Months Ended June 30, 2001 and 2000                      6

                     Notes To Financial Statements                          7-9

         Item 2   -  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        10-12


PART II: OTHER INFORMATION                                                   13

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,      DECEMBER 31,
                                                       2001             2000
                                                    ----------      ----------

Cash and cash equivalents                           $3,535,363      $3,589,634
                                                    ----------      ----------

         Total assets                               $3,535,363      $3,589,634
                                                    ==========      ==========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $   45,200      $   76,691
Accounts payable to affiliates                          94,601         105,664
                                                    ----------      ----------
         Total liabilities                             139,801         182,355

Partners' equity/(deficit):
     General Partners' deficit                        (180,508)       (180,391)
     Limited Partners' equity                        3,576,070       3,587,670
                                                    ----------      ----------

         Total partners' equity                      3,395,562       3,407,279
                                                    ----------      ----------

         Total liabilities and partners' equity     $3,535,363      $3,589,634
                                                    ==========      ==========



                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                             ---------------------------            -----------------------------
                                               2001              2000                 2001               2000
                                             --------         ----------            ---------         -----------
Income:

     Rental income                           $  4,385         $  269,549            $  40,293         $   527,381
     Income from joint venture                     --            259,374                   --             483,187
     Interest income                           38,128             38,849               87,812              77,823
                                             --------         ----------            ---------          ----------
         Total income                          42,513            567,772              128,105           1,088,391

Expenses:

     Depreciation                                  --                 --                    --             87,302
     Property operating expenses                   --             17,441                    --             56,834
     General and administrative expenses       57,358             96,525               139,822            123,715
     Property write-downs                          --          2,017,976                    --          2,017,976
     Amortization of deferred expenses             --             31,527                    --             68,475
                                             --------        -----------             ---------        -----------
         Total expenses                        57,358          2,163,469               139,822          2,354,302
                                             --------        -----------             ---------        -----------

         Net income/(loss)                   $(14,845)       $(1,595,697)            $ (11,717)       $(1,265,911)
                                             ========        ===========             =========        ===========

Allocation of net income/(loss):

     General Partner                         $   (148)       $   (15,957)            $    (117)       $   (12,659)
     John Hancock Limited Partner                  --                 --                    --                 --
     Investors                                (14,697)        (1,579,740)              (11,600)        (1,253,252)
                                             ---------       -----------             ---------        -----------
                                             $(14,845)       $(1,595,697)            $( 11,717)       $(1,265,911)
                                             ========        ===========             =========        ===========
Net income/(loss) per Unit                   $  (0.01)       $     (0.61)            $   (0.00)       $     (0.48)
                                             ========        ===========             =========        ===========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                            GENERAL             LIMITED
                                                            PARTNER             PARTNERS               TOTAL
                                                          ----------          -----------           -----------
Partners' equity/(deficit) at January 1, 2000
    (2,601,552 Units outstanding)                         ($145,091)          $18,962,109           $18,817,018

Less:     Cash distributions                                (16,366)          (13,499,974)          (13,516,340)

Add:      Net loss                                          (18,934)           (1,874,465)           (1,893,399)
                                                          ---------          ------------           -----------

Partner's equity/(deficit) at December 31, 2000            (180,391)            3,587,670             3,407,279
   (2,601,552 Units outstanding)

Less:     Cash distributions                                     --                    --                    --

Add:      Net loss                                             (117)              (11,600)              (11,717)
                                                          ---------           -----------           -----------
Partners' equity/(deficit) at June 30, 2001
   (2,601,552 Units outstanding)                          $(180,508)          $ 3,576,070           $ 3,395,562
                                                          =========           ===========           ===========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                              ----------------------------------
                                                                                2001                    2000
                                                                              ---------              -----------
Operating activities:
     Net income/(loss)                                                        $ (11,717)             ($1,265,911)

     Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

         Depreciation                                                                --                   87,302
         Amortization of deferred expenses                                           --                   68,475
         Property write-downs                                                        --                2,017,976
         Cash distributions over (under) equity in
           income from joint venture                                                 --                 (105,581)
                                                                             ----------               ----------
                                                                                (11,717)                 802,261

     Changes in operating assets and liabilities:
         Decrease/(increase) in restricted cash                                      --                  104,378
         Decrease/(increase) in other assets                                         --                  ( 2,399)
         Increase/(decrease) in accounts payable
           and accrued expenses                                                 (31,491)                 (24,219)
         Increase/(decrease) in accounts payable to
           affiliates                                                           (11,063)                 (20,179)
                                                                             ----------               ----------
              Net cash provided by/(used in) operating activities               (54,271)                 859,842

Investing activities:
     Increase in deferred expenses                                                   --                  (21,762)
                                                                             ----------               ----------
              Net cash used in investing activities                                  --                  (21,762)

Financing activities:
     Cash distributed to Partners                                                    --               (1,021,511)
                                                                             ----------               ----------
              Net cash used in financing activities                                  --               (1,021,511)
                                                                             ----------               ----------

              Net decrease in cash and cash
                equivalents                                                     (54,271)                (183,431)

              Cash and cash equivalents at beginning
                of year                                                       3,589,634                2,951,442
                                                                             ----------               ----------
              Cash and cash equivalents at end
                of period                                                    $3,535,363               $2,768,011
                                                                             ==========               ==========

                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of June 30, 2001, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 3,981 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

         The Partnership was engaged solely in the business of (i) acquiring, improving, holding for investment and disposing of existing income-producing retail, industrial and office properties on an all-cash basis, free and clear of mortgage indebtedness, and (ii) making mortgage loans consisting of conventional first mortgage loans and participating mortgage loans secured by income-producing retail, industrial and office properties. Although the Partnership's properties were acquired and held free and clear of mortgage indebtedness, the Partnership was able to incur mortgage indebtedness on its properties under certain circumstances as specified in the Partnership Agreement.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 2000, the Partnership sold the last two properties in its portfolio, one of which is held through a joint venture, resulting in the termination of the operations of the Partnership. The Partnership will be dissolved in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

         The net income/(loss) per Unit for the periods hereof was calculated by dividing the Investors' share of net income/(loss) by the number of Units outstanding at the end of such period.

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

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the six months ended June 30, 2001 and 2000 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $37,114 and $44,577, respectively. These expenses are included in expenses on the Statements of Operations.

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

         The General Partner serves in a similar capacity for one other affiliated real estate limited partnership.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At June 30, 2001 the Partnership had $3,535,363 in cash and cash equivalents.

The Partnership has a working capital reserve with a current balance of approximately $3.4 million. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. Liquidity would, however, be materially adversely affected by significant operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates.

There was no cash distribution to the Investors during the six months ended June 30, 2001. As a result of the disposition by the Partnership of all of its remaining properties during 2000, the General Partner has determined that it is in the best interests of the Partnership to retain rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to the Investors until the final distribution, if any, as discussed above.

RESULTS OF OPERATIONS

The Partnership generated a net loss for the six months ended June 30, 2001 of $11,717, as compared to net loss of $1,265,911 for the same period in 2000. The prior period results include a $2,017,976 write-down of the value of Park Square Shopping Center. Excluding this amount, net income for the six months ended June 30, 2001 decreased by $763,782, or 102%. This decrease is primarily due to a decrease in rental income resulting from the sale of Park Square Shopping Center in August 2000 and a decrease in income from joint venture resulting from the sale of the Partnership's joint venture investment in Quince Orchard Corporate Center in September 2000.

Average occupancy for the Partnership's investments was as follows:

                                                     Six Months Ended June 30,
                                                    2001                 2000
                                                    ----                 ----
 Park Square Shopping Center                         N/A                  88%
 Quince Orchard Corporate Center
   (Affiliated Joint Venture)                        N/A                 100%

Rental income for the six months ended June 30, 2001 decreased by $487,088 or 92%, as compared to the same period during 2000 primarily due to the sale of the Park Square Shopping Center on August 30, 2000. Included in the results for the current period are real estate tax reimbursements of approximately $31,000 that were received by the Partnership from a tenant that were calculated subsequent to the sale of the property.

Income from joint venture for the period ended June 30, 2001 decreased by $483,187, or 100%, as compared to the same period during 2000 due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

Depreciation expense for the six months ended June 30, 2001 decreased by $87,302, or 100%, as compared to the same period in 2000 due to the sale of the of the Park Square Shopping Center in August 2000.

Property operating expenses for the six months ended June 30, 2001 decreased by $56,834, or 100%, as compared to the same period in 2000 due to the sale of the Park Square Shopping Center in August 2000.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the six months ended June 30, 2001 increased by $16,107, or 13%, as compared to the same period in 2000 primarily due to a payment during the current period of final legal expenses in connection with the previously resolved class action.

Amortization of deferred expenses for the six months ended June 30, 2001 decreased by $68,475, or 100%, as compared to the same period during 2000 primarily due to the fact that acquisition fees paid to the General Partner were fully amortized during 2000 when the last two properties were sold.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 2001, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                     Six Months Ended June 30,
                                                       2001            2000
                                                      -------       --------

Net cash provided by/(used in) operating
 activities (a)                                      ($54,271)      $859,842
Net change in operating assets and
 liabilities (a)                                       42,554        (57,581)
                                                     --------       --------
Net cash provided by/(used in) operations (a)         (11,717)       802,261
Increase in working capital reserves                       --             --
                                                     --------       --------
Cash from operations (b)                              (11,717)       802,261
Decrease in working capital reserves                   11,717        143,758
                                                     --------       --------
Distributable cash from operations (b)               $      0       $946,019
                                                     ========       ========

Allocation to General Partner                        $     --       $  9,460
Allocation to Investors                                    --        936,559
Allocation to John Hancock Limited Partner                 --             --
                                                     --------       --------
                                                     $     --       $946,019
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

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the second quarter of 2001.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no defaults upon senior securities during the second quarter of 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders of the Partnership during the second quarter of 2001.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) There are no exhibits to this report
           (b) There were no Reports on Form 8-K filed during the second quarter of 2001.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2001.


                                       John Hancock Realty Income Fund-II
                                       Limited Partnership


                                       By:  John Hancock Realty Equities, Inc.,
                                            General Partner



                                            By: /s/ Paul F. Hahesy
                                                --------------------------------
                                                Paul F. Hahesy, President



                                            By: /s/ Janis L. Largesse
                                                -------------------------------
                                                Janis L. Largesse, Treasurer
                                                (Chief Accounting Officer)