Form 10-Q
period 2001-09-30
HANCOCK JOHN REALTY INCOME FUND II LIMITED PARTNERSHIP
filed 2001-11-14
CIK 818257

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 2001
                               -------------------------------------------------

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

OR THE TRANSITION PERIOD FROM          N/A
                              --------------------------------------------------

COMMISSION FILE NUMBER               0-17664
                      ----------------------------------------------------------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MASSACHUSETTS                                04-2969061
------------------------------------        ------------------------------------
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
                                 Yes        X        No
                                         -------           ------

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I:       FINANCIAL INFORMATION
              Item 1     -   Financial Statements:

                             Balance Sheets at September 30, 2001 and
                             December 31, 2000                                                 3

                             Statements of Operations for the Three and Nine
                             Months Ended September 30, 2001 and 2000                          4

                             Statements of Partners' Equity for the
                             Nine Months Ended September 30, 2001 and
                             Year Ended December 31, 2000                                      5

                             Statements of Cash Flows for the Nine
                             Months Ended September 30, 2001 and 2000                          6

                             Notes To Financial Statements                                   7-9

              Item 2     -   Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                 10-12


PART II:      OTHER INFORMATION                                                               13


             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                       2001                2000
                                                                   ------------        ------------
Cash and cash equivalents                                           $3,531,780         $3,589,634
                                                                    ----------         ----------
         Total assets                                               $3,531,780         $3,589,634
                                                                    ==========         ==========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                               $   54,157         $   76,691
Accounts payable to affiliates                                          80,468            105,664
                                                                    ----------         ----------
         Total liabilities                                             134,625            182,355

Partners' equity/(deficit):
     General Partner's deficit                                        (180,492)          (180,391)
     Limited Partners' equity                                        3,577,647          3,587,670
                                                                    ----------         ----------
         Total partners' equity                                      3,397,155          3,407,279
                                                                    ----------         ----------
         Total liabilities and partners' equity                     $3,531,780         $3,589,634
                                                                    ==========         ==========















                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                     (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                             2001           2000           2001            2000
                                                           -------       ---------       --------       -----------

Income:
     Rental income                                         $ 4,723       $ 206,978       $ 45,016       $   734,359
     Income/(loss) from joint venture                           --         (37,063)            --           446,124
     Interest income                                        28,773          77,278        116,585           155,101
     Gain/(loss) on sale of property interests                  --        (569,970)            --          (569,970)
                                                           -------       ---------       --------       -----------

         Total income                                       33,496        (322,777)       161,601           765,614

Expenses:

     Depreciation                                               --              --             --            87,302
     Property operating expenses                                --          25,425             --            82,259
     General and administrative expenses                    31,903          79,239        171,725           202,954
     Property write-downs                                       --              --             --         2,017,976
     Amortization of deferred expenses                          --          31,527             --           100,002
                                                           -------       ---------       --------       -----------

         Total expenses                                     31,903         136,191        171,725         2,490,493
                                                           -------       ---------       --------       -----------

         Net income/(loss)                                 $ 1,593       $(458,968)      $(10,124)      $(1,724,879)
                                                           =======       =========       ========       ===========

Allocation of net income/(loss):

     General Partner                                       $    16       $  (4,319)      $   (101)      $   (16,978)
     John Hancock Limited Partner                               --        (187,799)            --          (187,799)
     Investors                                               1,577        (266,850)       (10,023)       (1,520,102)
                                                           -------       ---------       --------       -----------
                                                           $ 1,593       $(458,968)      $(10,124)      $(1,724,879)
                                                           =======       =========       ========       ===========

Net income/(loss) per Unit                                 $  0.00       $   (0.10)      $  (0.00)      $     (0.58)
                                                           =======       =========       ========       ===========


                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                          YEAR ENDED DECEMBER 31, 2000

                                                                         GENERAL        LIMITED
                                                                         PARTNER        PARTNERS        TOTAL
                                                                        ---------    ------------    ------------
Partners' equity/(deficit) at January 1, 2000
    (2,601,552 Units outstanding)                                       $(145,091)   $ 18,962,109    $ 18,817,018

Less:  Cash distributions                                                 (16,366)    (13,499,974)    (13,516,340)

Add:   Net loss                                                           (18,934)     (1,874,465)     (1,893,399)
                                                                        ---------    ------------    ------------

Partner's equity/(deficit) at December 31, 2000                          (180,391)      3,587,670       3,407,279
   (2,601,552 Units outstanding)

Less: Cash distributions                                                       --              --              --

Add:  Net loss                                                               (101)        (10,023)        (10,124)
                                                                        ---------    ------------    ------------

Partners' equity/(deficit) at September 30, 2001
   (2,601,552 Units outstanding)                                        $(180,492)   $  3,577,647    $  3,397,155
                                                                        =========    ============    ============









                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        2001               2000
                                                                                     ----------         -----------

Operating activities:
     Net income/(loss)                                                               $  (10,124)        $(1,724,879)

     Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:

         Depreciation                                                                        --              87,302
         Amortization of deferred expenses                                                   --             100,002
         Property write-downs                                                                --           2,017,976
         Cash distributions over equity in
           income from joint venture                                                         --             253,957
         Loss on sale of property interests                                                  --             569,970
                                                                                     ----------         -----------
                                                                                        (10,124)          1,304,328

     Changes in operating assets and liabilities:
         Decrease in restricted cash                                                         --             104,378
         Decrease in other assets                                                            --               6,186
         Decrease in accounts payable
           and accrued expenses                                                         (22,534)            (21,930)
         Decrease in accounts payable to
           affiliates                                                                   (25,196)            (39,182)
                                                                                     ----------         -----------
              Net cash provided by/(used in) operating activities                       (57,854)          1,353,780

Investing activities:
     Increase in deferred expenses                                                           --             (25,226)
     Proceeds from sale of property interests                                                --          12,594,545
                                                                                     ----------         -----------
              Net cash provided by investing activities                                      --          12,569,319

Financing activities:
     Cash distributed to Partners                                                            --          (1,489,791)
                                                                                     ----------         -----------

              Net cash used in financing activities                                          --          (1,489,791)
                                                                                     ----------         -----------

              Net increase/(decrease) in cash and
                cash equivalents                                                        (57,854)         12,433,308

              Cash and cash equivalents at beginning
                of year                                                               3,589,634           2,951,442
                                                                                     ----------         -----------

              Cash and cash equivalents at end
                of period                                                            $3,531,780         $15,384,750
                                                                                     ==========         ===========






                        See Notes to Financial Statements

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund-II Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 30, 1987. As of September 30, 2001, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); John Hancock Income Fund-II Assignor, Inc. (the "Assignor Limited Partner"); and 3,983 Unitholders (the "Investors"). The Assignor Limited Partner holds 2,601,552 Assignee Units (the "Units"), representing economic and certain other rights attributable to Investor Limited Partnership Interests in the Partnership, for the benefit of the Investors. The John Hancock Limited Partner, the Assignor Limited Partner and the Investors are collectively referred to as the Limited Partners. The General Partner and the Limited Partners are collectively referred to as the Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 by the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 5,000,000 Assignee Units at $20 per Unit. During the offering period, which terminated on January 2, 1989, 2,601,552 Units were sold and the John Hancock Limited Partner made additional capital contributions of $4,161,483. There were no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.     BASIS OF PRESENTATION (CONTINUED)

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

         The General Partner will fund any deficit balance in its capital account in accordance with the terms of the Partnership Agreement prior to the dissolution of the Partnership.

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred and/or paid by the General Partner or its Affiliates on behalf of the Partnership during the nine months ended September 30, 2001 and 2000 and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were $40,487 and $71,325, respectively. These expenses are included in expenses on the Statements of Operations.

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

At September 30, 2001 the Partnership had $3,531,780 in cash and cash equivalents.

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

There was no cash distribution to the Investors during the nine months ended September 30, 2001. As a result of the disposition by the Partnership of all of its remaining properties during 2000, the General Partner has determined that it is in the best interests of the Partnership to retain rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to the Investors until the final distribution, if any, as discussed above.

RESULTS OF OPERATIONS

The Partnership generated a net loss for the nine months ended September 30, 2001 of $10,124, as compared to a net loss of $1,724,879 for the same period in 2000. The prior period results include a non-recurring loss of $2,650,893 on the write-down and sale of Park Square Shopping Center. Excluding this amount, net income for the nine months ended September 30, 2001 decreased by $873,191, or 101%, as compared to the prior year. This decrease is primarily due to a decrease in rental income resulting from the sale of Park Square Shopping Center in August 2000 and a decrease in income from joint venture resulting from the sale of the Partnership's joint venture investment in Quince Orchard Corporate Center in September 2000.

Average occupancy for the Partnership's equity real estate investments was as follows:

                                                                             Nine Months Ended September 30,
                                                                                    2001       2000
                                                                                    ----       ----

       Park Square Shopping Center                                                   N/A        88%
       Quince Orchard Corporate Center (Affiliated Joint Venture)                    N/A        67%



Rental income for the nine months ended September 30, 2001 decreased by $689,343, or 94%, as compared to the same period during 2000 due to the sale of the Park Square Shopping Center on August 30, 2000. Included in the results for the current period are real estate tax reimbursements of approximately $31,000 that were received by the Partnership from a tenant that were calculated subsequent to the sale of the property.

Income from joint venture for the nine months ended September 30, 2001 decreased by $446,124, or 100%, as compared to the same period during 2000 due to the sale of the Partnership's joint venture interest in Quince Orchard Corporate Center in September 2000.

Interest income for the nine months ended September 30, 2001 decreased by $38,516, or 25%. This was due a higher average cash balance available for investment during the prior period resulting from the time between receiving the net proceeds from the sales of the last two investments in the portfolio during the third quarter until the next distribution date to Investors in November 2000.

Depreciation expense for the nine months ended September 30, 2001 decreased by $87,302, or 100%, as compared to the same period in 2000 due to the sale of the Park Square Shopping Center in August 2000.

Property operating expenses for the nine months ended September 30, 2001 decreased by $82,259, or 100%, as compared to the same period in 2000 due to the sale of the Park Square Shopping Center in August 2000.

            JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the nine months ended September 30, 2001 decreased by $31,229, or 15%, as compared to the same period in 2000 primarily due to lower legal fees incurred by the Partnership in the current period and to a decrease in time required by the General Partner in managing the activities of the Partnership in the current period resulting from the sales of the last two investments during 2000.

Amortization of deferred expenses for the nine months ended September 30, 2001 decreased by $100,002, or 100%, as compared to the same period in 2000 primarily due to the fact that acquisition fees paid to the General Partner were fully amortized during 2000 when the last two investments were sold.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 2001, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2001.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                  Nine Months Ended September 30,
                                                                     2001               2000
                                                                   --------          -----------
Net cash provided by/(used in) operating activities(a)             $(57,854)         $ 1,353,780
Net change in operating assets and liabilities(a)                    47,730              (49,452)
                                                                   --------          -----------
Net cash provided by/(used in) operations(a)                        (10,124)           1,304,328
Increase in working capital reserves                                     --             (358,309)
                                                                   --------          -----------
Cash from operations(b)                                             (10,124)             946,019
Decrease in working capital reserves                                 10,124                   --
                                                                   --------          -----------
Distributable cash from operations(b)                              $      0          $   946,019
                                                                   ========          ===========

Allocation to General Partner                                      $     --          $     9,460
Allocation to Investors                                                  --              936,559
Allocation to John Hancock Limited Partner                               --                 --
                                                                   --------          -----------
                                                                   $     --          $   946,019
                                                                   ========          ===========

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

            JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                           PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None

ITEM 2.    CHANGES IN SECURITIES

           There were no changes in securities during the third quarter of 2001.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           There were no defaults upon senior securities during the third quarter of 2001.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders of the Partnership during the third quarter of 2001.

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  There are no exhibits to this report
           (b) There were no Reports on Form 8-K filed during the third quarter of 2001.

             JOHN HANCOCK REALTY INCOME FUND-II LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2001.


                                 John Hancock Realty Income Fund-II
                                 Limited Partnership


                                 By:   John Hancock Realty Equities, Inc.,
                                       General Partner



                                          By:   /s/ Paul F. Hahesy
                                                --------------------------------
                                                Paul F. Hahesy, President



                                          By:   /s/ Janis L. Largesse
                                                --------------------------------
                                                Janis L. Largesse, Treasurer
                                                (Chief Accounting Officer)